Form 10-Q
period 2005-03-31
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2005-05-11
CIK 1269977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-110484

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of (incorporation or organization)	54-2131349 (I.R.S. Employer Identification No.)

C/o Sands Hotel & Casino Indiana Avenue & Brighton Park Atlantic City, New Jersey (Address of registrant’s principal executive offices)	08401 (Zip Code)

(609) 441-4633
(Registrant’s telephone number, including area code)

Indicate by check mark whether each of the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at May , 2005

Atlantic Coast Entertainment Holdings, Inc.	Common stock, $.01 par value	2,882,938 shares

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	March 31, 2005	December 31, 2004
	(in thousands, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$14,929	$12,756
Accounts receivable, net	4,371	5,100
Deferred financing costs	2,127	2,094
Other current assets	9,809	7,325

Total Current Assets	31,236	27,275

Property and equipment, net	168,237	171,640

Obligatory investments, net	11,830	11,647
Deferred financing costs	3,970	4,509
Other assets	1,667	1,718

Total Other Assets	17,467	17,874

TOTAL ASSETS	$216,940	$216,789

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Line of credit	$4,000	$—
Accounts payable-trade	3,912	3,995
Accrued expenses	10,245	10,142
Accrued payroll and related expenses	7,503	6,819
Related party payables	588	371
Current portion of capital lease obligation	236	248

Total Current Liabilities	26,484	21,575

Long-Term Liabilities:
Long-term debt, less current portion	66,259	66,259
Capital lease obligations, less current portion	385	432
Other	5,496	4,920

Total Long-Term Liabilities	72,140	71,611

Commitments and Contingencies	—	—

Shareholder’s Equity:
Common Stock, $.01 par value share; 20,000,000 shares authorized; 2,882,938 shares outstanding	29	29
Additional paid-in capital	83,934	86,401
Warrants outstanding	43,587	43,587
Accumulated deficit	(9,234)	(6,414)

Total Shareholder’s Equity	118,316	123,603

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$216,940	$216,789

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(in thousands, except per share data)
REVENUES:
Casino	$37,341	$—
Hotel	2,294	—
Food and beverage	4,866	—
Other	807	—

Gross Revenues	45,308	—
Less promotional allowances	(5,343)	—

Net Revenues	39,965	—

COSTS AND EXPENSES:
Casino	11,827	—
Hotel	703	—
Food and beverage	1,566	—
Other	209	—
Selling, general and administrative	22,864	—
Depreciation and amortization	4,026	—
Provision for obligatory investments	238	—
Gain on sale of assets	(4)	—

Total Costs And Expenses	41,429	—

LOSS FROM OPERATIONS	(1,464)	—

OTHER INCOME (EXPENSE):
Interest income	107	—
Interest expense	(1,193)	—
Debt restructuring costs	(23)	—

Total other expense, net	(1,109)	—

LOSS BEFORE INCOME TAXES	(2,573)	—

Provision for income taxes	247	—

NET LOSS	$(2,820)	$—

Basic/diluted loss per common share	$(0.98)	$—

Weighted average common shares outstanding	2,882,938	1

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,820)	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including provision for obligatory investments	4,026	—
Provision for obligatory investments	238	—
Gain on sale of assets	(4)	—
Changes in operating assets and liabilities:
Accounts receivable, net	729	—
Deferred financing costs	538	—
Other current assets	(2,484)	—
Accounts payable and accrued expenses	921	—
Long-term liabilities	576	—

Net Cash Provided by Operating Activities	1,720	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(571)	—
Purchase of obligatory investments	(553)	—
Cash proceeds from sale of property and equipment	4	—
Cash proceeds from sale of obligatory investments	132	—

Net Cash Used in Investing Activities	(988)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	4,000	—
Deferred financing fees	(33)	—
Payments on capital lease obligation	(59)	—
Return of capital of GB Holdings, Inc.	(2,467)	—

Net Cash Provided by Financing Activities	1,441	—

Net increase in cash and cash equivalents	2,173	—
Cash and cash equivalents — beginning of period	12,756	—

Cash and Cash Equivalents — End of Period	$14,929	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$89	$—

Cash paid for income taxes	$88	$—

Interest capitalized	$2	$—

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization, Business and Basis of Presentation

     Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings” or the “Company”) is a Delaware corporation formed in October 2003 and was a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. (“GBHC”) which was a wholly-owned subsidiary of GB Holdings, Inc (“GB Holdings”). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City, New Jersey (“The Sands”). ACE Gaming LLC (“ACE”), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. ACE is a single member LLC with Atlantic Holdings as it’s sole member. In connection with a transaction which was consummated in July of 2004, substantially all of the assets of GB Holdings and certain subsidiaries (including The Sands) was transferred to Atlantic Holdings and subsequently to ACE. The condensed consolidated financial statements include the accounts of Atlantic Holdings and ACE.

     All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2005 and the condensed consolidated results of operations for the three months ended March 31, 2005 and 2004 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (U.S. generally accepted accounting principles) can be condensed or omitted.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(2) Transactions with Related Parties

     As of May 26, 2004, the Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC (“ACEP”), which is controlled by affiliates of Carl C. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended March 31, 2005, the Company was billed approximately $136,000.

     The Company has entered into an agreement with XO Communications, Inc., a long-distance phone carrier an entity affiliated with Mr. Icahn. Payments for such charges incurred for the three months ended March 31, 2005 amounted to $40,000. The agreement is currently continuing on a monthly basis.

     In connection with the transaction which was consummated in July of 2004, GB Holdings, Atlantic Holdings and ACE entered into a Contribution Agreement, pursuant to which,, Atlantic Holdings paid approximately $2.5 million to GB Holdings for the three months ended March 31, 2005, of which approximately $2.4 million was for interest on the 11% Notes due 2005 (the “GB Holdings 11% Notes”) which were not previously exchanged for 3% Notes due 2008 (the “3% Notes”), issued by Atlantic Holdings and guaranteed by ACE. . Additionally, the Company agreed to pay GB Holdings normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.

(3) Line of Credit

     On November 12, 2004, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp., as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million (the “Loans”), to be used for working capital purposes in the operation of The Sands.

     All Loans under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.

     The borrower and guarantor on the Loan Agreement are required to maintain certain financial covenants.As of March 31, 2005, the Company had borrowed $4.0 million under the Loans and was in compliance with these covenants.

(4) Commitments and Contingencies

Legal Proceedings

     Tax appeals challenging the amount of ACE’s real property assessments for tax years 1996 through 2004 are pending before the New Jersey Tax Court. A trial in this matter commenced on May 3, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and ACE Gaming, LLC (“ACE” and collectively with Atlantic Holdings (the “Company”). The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management’s ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words “believes”, “estimates”, “anticipates”, “expects”, “intends” and similar expressions as they relate to Atlantic Holdings, ACE or its management are intended to identify forward-looking statements (see “Private Securities Litigation Reform Act” below).

OVERVIEW

     The Company primarily generates revenues from gaming operations at The Sands Hotel and Casino (“The Sands”) located in Atlantic City, New Jersey. Although the Company’s other business activities including hotel, entertainment, retail store, food and beverage operations also generate revenues, these revenues are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino customers. The Company competes in a capital intensive industry that requires continual reinvestment in its facility and technology.

     The Company faces a number of competitive challenges during fiscal 2005, including increased competition from other existing casinos that invested in capital improvements, and a corresponding increase in competition for both table game and slot machine players.

RESULTS OF OPERATIONS

     As summarized in the following, the presentation in the Results of Operations section for the three months ended March 31, 2004 refers to GB Holdings, Inc. (“GB Holdings”), which through its wholly owned subsidiary, owned and operated The Sands prior to July 22, 2004. The operations of The Sands was included in GB Holdings’ results from January 1, 2004 to July 22, 2004 at which time the operations of The Sands were transferred to Atlantic Holdings as part of a transaction (the “Transaction”) in which holders of $110 million of 11% Notes due 2005 (the “GB Holdings 11% Notes”), issued by a wholly owned subsidiary of GB Holdings, were given the opportunity, pursuant to a Consent Solicitation and Offer to Exchange, to exchange such notes on a dollar for dollar basis, for $110 million of 3% Notes due 2008 (the “3% Notes”) issued by Atlantic Holdings and guaranteed by ACE. The Transaction was consummated on July 22, 2004, and holders of approximately $66.3 million of GB Holdings 11% Notes exchanged such notes for $66.3 million of 3% Notes. The Transaction included, among other things, the transfer of substantially all of the assets and certain liabilities of GB Holdings, and certain of its subsidiaries to Atlantic Holdings. In connection with the transfer of assets and certain liabilities of GB Holdings, and certain of its subsidiaries, Atlantic Holdings issued to GB Holdings 2,882,937 shares of common stock par value $0.01 per share (the “Atlantic Holdings Common Stock”) of Atlantic Holdings, which is the sole asset of GB Holdings. Also as part of the Transaction, an aggregate of 10,000,000 warrants (the Warrants”) were distributed pro rata to the stockholders of GB Holdings. Such Warrants allow the holders to purchase from Atlantic Holdings, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock following the occurrence of certain conditions. For comparative purposes, management included GB Holdings’ results of operations for the three months ended March 31, 2004.

	Atlantic Holdings	GB Holdings
	for the	for the
	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004

Statements of Operations Data:
Revenues:
Total revenues	$45,308	$46,324
Promotional allowances	(5,343)	(5,334)

Net revenues	39,965	40,990
Expenses:
Departmental	37,169	36,140
Depreciation and amortization	4,026	3,567
Provision for obligatory investments	238	368
Gain on sale of assets	(4)	—

Total expenses	41,429	40,075

Income (loss) from operations	$(1,464)	$915

Revenues

     Overall casino revenues decreased $778,000 for the three months ended March 31, 2005 compared to the same prior year period. The decrease in casino revenue is a result of decreased slot win of $2,163,000, partially offset by increased table game win of $1,385,000. Table game drop increased by $192,000 (0.3%) during the three months ended March 31,

2005 compared with the same prior year period, despite a highly competitive Atlantic City market. The Company’s increase in table game drop is a result of a combination of enhanced player development efforts, especially in Asian marketing, and an increase in the number of table games, which include games favored by Asian players. The table game hold percentage increased 2.3 percentage points to 17.7% for the three month period ended March 31, 2005 compared to the same period for the prior year. Slot machine handle decreased $30.8 million (7.1%) during the three months ended March 31, 2005, compared with the same period of 2004. The Company’s 2005 decrease in handle is primarily attributed to the effect of an increased capacity in slots, hotel, and parking at existing Atlantic City Casinos.. This decrease in slot machine handle is partially offset by an increase in hold percentage.

     Food and beverage revenue decreased $124,000 (2.5%) for the three months ended March 31, 2005 compared to the same prior year period. This decrease is due to decreased food revenue ($153,000) offset by an increase in beverage revenue ($29,000).

     Promotional Allowances

     Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 14.3% during the three months ended March 31, 2005 from 14.0% during the same prior year period. The increase in this ratio is attributable to the Company’s efforts to retain casino gaming market share due to the competitiveness within the Atlantic City market.

     Departmental Expenses

     Casino expenses decreased by $387,000 (3.2%) for the three months ended March 31, 2005 compared to the same prior year period. The decrease in casino expenses is primarily due to the reduction in payroll and related expenses ($459,000) due to labor efficiencies. This was partially offset by an increase in regulatory fees ($272,000) due to a credit received from surplus CCC funds in 2004.

     Rooms expenses increased $48,000 for the three months ended March 31, 2005 compared to the same prior year period. The increases were due to fewer costs allocated to casino expenses ($134,000) as a result of decreased room complimentaries generated by casino promotions. Total complimentary room nights decreased by 1,044 or 3.2% over the same prior year period. Rooms payroll and benefits decreased $110,000 year to year due to labor efficiencies.

     Food and beverage expenses decreased $461,000 for the three months ended March 31, 2005 compared to the same prior year period. The decrease was primarily due to decreases in payroll and related expenses ($325,000) due to increased labor efficiencies. The decreases were also due to decreases in food and beverage cost of sales ($214,000) as a result of decreased food revenue, which was offset slightly by a reduction of allocable costs of complimentaries ($76,000) to casino expense.

     General and Administrative Expenses

     Selling, general, and administrative expenses increased $1.9 million for the three months ended March 31, 2005, compared to the same period last year. The increases were due to increased advertising and promotions expenses ($1.5 million), legal fees ($324,000), and repairs and maintenance expense ($130,000).

     Depreciation and Amortization

     Depreciation and amortization expense increased $459,000 for the three month period ended March 31, 2005, compared to the same prior year period due to an increase in depreciation expense as a result of the continued investment in infrastructure and equipment during the current and preceding year.

     Interest Expense

     Interest expense in 2005 is primarily due to the interest on $66.3 million of notes at an interest rate of 3% plus interest on the outstanding borrowings on the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     Summary

     Management believes that cash flows generated from operations during 2005, as well as available cash reserves, will be sufficient to meet its operating plan. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company’s working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. As a result of this determination, on November 12, 2004, Atlantic Holdings and ACE entered into a senior secured revolving credit facility with Fortress Credit Corp. (“Fortress”), which provides for working capital loans of up to $10 million to be used for working capital purposes, in the operation of The Sands. The loan agreement and the loans thereunder have been designated by the Board of Directors of Atlantic Holdings and Atlantic Holdings, as manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee). As of March 31, 2005, the Company had borrowed $4.0 million from the $10 million credit facility. All Loans under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.

     We are currently exploring various plans for potential expansion and improvements. If we decide to expand and improve the facilities, the Company will be required to obtain additional financing since internally generated funds and amounts available for borrowing under existing facilities would not be sufficient. The Company may not be able to obtain the required consents or additional financing.

     Operating Activities

     At March 31, 2005, the Company had cash and cash equivalents of $14.9 million. The Company provided $1.7 million of net cash from operations during the three months ended March 31, 2005.

     Investing Activities

     Capital expenditures for the three months ended March 31, 2005 amounted to approximately $571,000. In order to enhance its competitive position in the market place, The Company may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations.

     The Company is required by the CCC to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority (“CRDA”) in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2005 amounted to $553,000.

     Financing Activities

     In connection with the Consent Solicitation and Offer to Exchange described above, holders of approximately $66,259,000 of GB Holdings 11% Notes exchanged such notes for an equal principal amount of 3% Notes that mature on July 22, 2008. As a result, approximately $43,741,000 of principal amount of the GB Holdings 11% Notes remain outstanding and mature on September 29, 2005. GB Holdings’ ability to pay the remaining GB Holdings 11% Notes at maturity on September 29, 2005 will depend upon its ability to refinance such Notes on favorable terms, or at all, or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the remaining GB Holdings 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking or being forced into bankruptcy or reorganization.

     Accrued interest on the 3% Notes was approximately $1.4 million at March 31, 2005. Interest is payable at maturity of the 3% Notes on July 22, 2008.

     On November 12, 2004, Atlantic Holdings and ACE entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp., as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million (the “Loans”), to be used for working capital purposes in the operation of The Company. The Loan Agreement and the Loans thereunder have been designated by the Board of Directors of Atlantic Holdings and Atlantic Holdings, as manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture) (the “Indenture”), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee (the “Trustee”).

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

     The Borrower and Guarantor on the Loan Agreement are required to maintain the following financial covenants; (1) a minimum EBITDA (as defined in the Loan Agreement) of $12.5 million, which shall be measured and confirmed as of the twelve month period ended each respective January 1, April 1, July 1 and October 1 of each year until the full and final satisfaction of the loan and (2) a Minimum Leverage Ratio of which the Borrower shall not permit its ratio of defined Total Debt to EBITDA, as measured and confirmed annually on a trailing twelve month basis to exceed 6.25:1. As of March 31, 2005, the Company had borrowed $4.0 million under the Loans and was in compliance with these covenants.

     Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the CCC determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found “financially stable” under the New Jersey Casino Control Act (“NJCCA”), Atlantic Holdings and ACE has to demonstrate among other things, its ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, a timely renewal application of the casino license for a four year term was filed. The CCC approved the casino license renewal application on September 29, 2004 with certain conditions, including monthly written reports on the status of the GB Holdings 11% Notes, a definitive plan by GB Holdings to address the maturity of the GB Holdings 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

     Private Securities Litigation Reform Act

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by Atlantic Holdings with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Atlantic Holdings in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Atlantic Holdings. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

Risk Factors Related to the Business of The Company

The Company is newly formed and has no operating history.

     The Company has no operating history nor historical financial results for investors to evaluate except for GB Holdings’ historical condensed consolidated financial results. On July 22, 2004, Atlantic Holdings and ACE consummated the Consent Solicitation and Offer to Exchange and the Transaction. As a result, no assurances can be given that the Company will be successful or profitable.

The Sands must maintain its casino license in order to operate.

     Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the CCC determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found “financially stable” under the NJCCA, Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, a timely renewal application of its casino license for a four year term was filed. The CCC approved the casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the GB Holdings 11% Notes, a definitive plan by GB Holdings to address the maturity of the GB Holdings 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

The Company may need to increase capital expenditures to compete effectively.

     Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of the Company. The gaming industry is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures, The Sands’ competitive position could deteriorate if Atlantic Holdings or ACE is unable to generate or borrow funds required for such purposes.

If the Company fails to offer competitive products and services or maintain the loyalty of The Sands’ patrons, its business will be adversely affected.

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

The Company’s quarterly operating results are subject to fluctuations and seasonality, and if the Company fails to meet the expectations of securities analysts or investors, the Company’s share price may decrease significantly.

     The Company’s quarterly operating results are highly volatile and subject to unpredictable fluctuations due to unexpectedly high or low losses, changing customer tastes and trends, unpredictable patron gaming volume, the proportion of table game revenues to slot game revenues, weather and discretionary decisions by The Sands’ patrons regarding frequency of visits and spending amounts. The Company’s operating results for any given quarter may not meet analyst expectations or conform to the operating results of the Company’s local, regional or national competitors. If the Company’s operating results do not conform to such expectations our share price may be adversely affected. Conversely, favorable operating results in any given quarter may be followed by an unexpected downturn in subsequent quarters.

Increased state taxation of gaming and hospitality revenues could adversely affect the Company’s results of operations.

     The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Atlantic City pay for licenses as well as special taxes to the city and state. New Jersey taxes annual gaming revenues at the rate of 8.0%. New Jersey also levies an annual investment alternative tax of 2.5% on annual gaming revenues in addition to normal federal and state income taxes. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits.

     On July 1, 2003, the State of New Jersey amended the NJCCA to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complimentaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue, with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos (the “Casino Net Income Tax) in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007 $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 transferred to the CRDA; (v) an increase of the minimum casino hotel parking charge from $2 to $3, with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to post a bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act; and (vi) the elimination of the deduction from casino licensee calculation of gross revenue for uncollectible gaming debt. These changes to the NJCCA, and the new taxes imposed on The Sands and other Atlantic City casinos, has reduced the Company’s profitability.

     Future changes in New Jersey state taxation of casino gaming companies cannot be predicted and any such changes could adversely affect The Company’s profitability.

Energy price increases may adversely affect the Company’s costs of operations and revenues of The Sands.

     The Sands uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of forms of energy in the U.S. will negatively affect the Company’s operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices which affect The Sands’ customers may result in reduced visitation to The Sands’ property and a reduction in revenues.

A downturn in general economic conditions may adversely affect the Company’s results of operations.

     The Company’s business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for The Sands’ property, could result in fewer customers visiting the Company’s property and a reduction in spending by customers who do visit the Company’s property, which would adversely affect the Company’s revenues while some of its costs remain fixed, resulting in decreased earnings.

     A majority of The Sands’ patrons arrive by automobile travel and bus tours. Higher gasoline prices could reduce automobile travel to The Sands’ location and could increase bus fares to The Sands. In addition, adverse winter weather conditions could reduce automobile travel to The Sands’ location and could reduce bus travel. Accordingly, the Company’s business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions and higher gasoline prices or adverse winter weather conditions.

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

     Although the Company has agreed in the Indenture governing the 3% Notes to maintain insurance customary and appropriate for its business, the Company cannot assure you that insurance will be available or adequate to cover all loss and damage to which the Company’s business or the Company’s assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates.The Company is self-insured for certain risks. The lack of insurance for certain types or levels of risk could expose the Company to significant losses in the event that an uninsured catastrophe occurred. Any losses the Company incurs that are not covered by insurance may decrease its future operating income, require it to find replacements or repairs for destroyed property and reduce the funds available for payments of its obligations on the 3% Notes.

There are risks related to the creditworthiness of patrons of the casinos.

     The Company is exposed to certain risks related to the creditworthiness of its patrons. Historically The Sands has extended credit on a discretionary basis to certain qualified patrons. For the three months ended March 31, 2005, gaming credit extended to The Sands’ table game patrons accounted for approximately 17.5% of overall table game wagering, and table game wagering accounted for approximately 13.0% of overall casino wagering during the period. At March 31, 2005, gaming receivables amount to $7.1 million before an allowance for uncollectible gaming receivables of $3.5 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

The Company’s success depends in part on the availability of qualified management and personnel and on the Company’s ability to retain such employees.

     The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company’s business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company’s jurisdiction and nationwide. The Borgata opening and other Atlantic City casino expansions has aggravated this problem. Future expansions, in Atlantic City or other neighboring jurisdictions, could further exacerbate this situation. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company’skey executives could have a material adverse effect on the Company’s financial condition and results of operations.

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

     In April 2004, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey VLTs. Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority who will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos’ North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that the Company’s current CRDA deposits for North Jersey projects are sufficient to fund the Company’s proportionate obligations with respect to the $10 million and $52 million commitments. The Company’s proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period. The Company’s proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period.

     The Company also competes with legalized gaming from casinos located on Native American tribal lands. In July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Native American owned casinos could legally be operated in New York under the New York State law passed in October 2001. That law permits three casinos in Western New York, all of which would be owned by the Seneca Indian Nation. The law also permits up to three casinos in the Catskills in Ulster and Sullivan Counties, also to be owned by Native American Tribes. In addition, the legislation allows slot machines to be placed in Native American-owned casinos. The court also ruled that New York could participate in the Multi-State Mega Millions Lottery Game.

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

Holders of Atlantic Holdings Common Stock, Warrants, and 3% Notes are subject to the CCC and the NJCCA.

     The holders of the Atlantic Holdings Common Stock, the holders of the Warrants, and the holders of the 3% Notes are subject to certain regulatory restrictions on ownership. While holders of publicly traded obligations such as the 3% Notes are generally not required to be investigated and found suitable to hold such securities, the CCC has the discretionary authority to (i) require holders of securities of corporations governed by New Jersey gaming law to file applications; (ii) investigate such holders; and (iii) require such holders to be found suitable or qualified to be an owner or operator of a gaming establishment. Pursuant to the regulations of the CCC such gaming corporations may be sanctioned, including the loss of its approvals, if, without prior approval of the CCC, it (i) pays to the unsuitable or unqualified person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable or unqualified person in connection with the securities; (iii) pays the unsuitable or unqualified person remuneration in any form; or (iv) makes any payments to the unsuitable or unqualified person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. If the Company is served with notice of disqualification of any holder, such holder will be prohibited by the NJCCA from receiving any payments on, or exercising any rights connected to, the Atlantic Holdings Common Stock, the Warrants, or the 3% Notes, as applicable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

Item 4. CONTROLS AND PROCEDURES

     The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     In accordance with Exchange Act Rules 13a — 15 and 15d — 15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, process, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal controls over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST ENTERTAINMENT
HOLDINGS, INC.

Date:	May 10, 2005	/s/ Denise Barton

Denise Barton Chief Financial Officer

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.