Form 10-K/A
period 2004-12-31
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2005-09-15
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/ A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-110484
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-2131349 (I.R.S. Employer Identification No.)

c/o Sands Hotel & Casino Indiana Avenue & Brighton Park Atlantic City, New Jersey (Address of principal executive offices)	08401 (Zip Code)
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

EXPLANATORY NOTE
      The consolidated financial statements of Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) had previously reflected the consolidated balance sheets of Atlantic Holdings and subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholder’s equity and cash flows for the year ended December 31, 2004 and for the period from inception (October 30, 2003) through December 31, 2003. This Amendment No. 1 to the annual report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”) for Atlantic Holdings is being filed to amend Parts I, II and IV of the Annual Report, among other things, to provide financial statements on a combined basis similar to pooling-of-interests for each of the years in the three year period ended December 31, 2004. The accompanying financial statements of Atlantic Holdings have been restated. Because GB Holdings, Inc. (“GB Holdings”) controlled the operations and business of Atlantic Holdings and its subsidiary (“the Company”) prior to a transaction effective as of July 22, 2004 (the “Transaction”), which included, among other things, the transfer of substantially all of the assets of GB Holdings to the Company, and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. The combined financial statements for each of the years in the three-year period ended December 31, 2004 present the results of Atlantic Holdings and subsidiary as if the Company had been in existence throughout the period from January 1, 2002 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings, Inc. as of the earliest date presented.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL
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
      Currently, affiliates of Mr. Icahn own approximately 96% of the 3% Notes and have the ability, which they may exercise at any time in their sole discretion, to determine when and whether the 3% Notes will be paid in or convertible into Atlantic Holdings Common Stock at, or prior to maturity thereby making the Warrants exercisable. If the 3% Notes are converted into Atlantic Holdings Common Stock and if the Warrants are exercised, GB Holdings will own 28.8% of the Atlantic Holdings Common Stock and affiliates of Carl Icahn will beneficially own approximately 63.4% of the Atlantic Holdings Common Stock (without giving effect to the affiliates of Mr. Icahn’s interest in Atlantic Holdings Common Stock which is owned by GB Holdings). Affiliates of Mr. Icahn currently own approximately 77.5% of GB Holdings’ common stock.

Basis of Presentation
      Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for each of the years in the three-year period ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2002 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
      In addition, the combined financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities of GB Holdings that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. The assets and liabilities retained by GB Holdings consisted of the followings, as of July 22, 2004 (in thousands):

Current assets, primarily prepayments	$266
Long-term debt, current portion	$43,741
Note payable related party	$21,900
Accrued interest	$2,984
      In connection with the Transaction, in addition to the assets and liabilities related to the operations of The Sands, GB Holdings also transferred $16.9 million in cash to Atlantic Holdings.
      In preparing the combined financial statements, the assets and liabilities, revenues and expenses of the operations prior to the Transaction are reflected in the accompanying combined financial statements.
      The Company primarily generates revenues from gaming operations in its Atlantic City facility. Although the Company’s other business activities including rooms, entertainment, retail store and food and beverage operations also generate revenues, which are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino customers. The Company competes in a capital intensive industry that requires continual reinvestment in its facility and technology. Please refer to the combined financial statements included in Item 8 of this Form 10-K/ A for further information on revenues from these operations.
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
Available Information
      We file annual and quarterly reports and other information with the Securities and Exchange Commission. You may read and copy any document that we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call 1-800-SEC-0300 for further information on the operation of the Public Reference Room. Reports and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission’s Web site at http://www.sec.gov.
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
EX-12.1: RATIO OF EARNINGS TO FIXED CHARGES
EX-14.1: CODE OF ETHICS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
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
      The following table summarizes certain selected historical combined financial data of Atlantic Holdings, and is qualified in its entirety by, and should be read in conjunction with, Atlantic Holdings’ Combined Financial Statements and related Notes thereto contained elsewhere herein. The data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the audited combined financial statements of Atlantic Holdings at those dates and for those periods.
      Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for each of the years in the five-year period ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2000 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
      The Company implemented Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and, therefore, adopted “fresh start reporting” as of September 30, 2000. The Company’s emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of September 30, 2000. Accordingly, the Company’s combined financial statements for periods prior to September 30, 2000 are not comparable to those subsequent to September 30, 2000. Column headings have been included on the accompanying Combined Statement of Operations Data to distinguish between the pre-reorganization and post-reorganization entities.
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

					10/1/2000	Pre-Reorganization
	Year	Year	Year	Year	through	1/1/2000 through
	Ended	Ended	Ended	Ended
	12/31/2004	12/31/2003	12/31/2002	12/31/2001	12/31/2000	9/30/2000

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in thousands except share data)
Statements of Operations Data:
Total Revenues	$194,389	$191,683	$213,273	$237,463	$47,910	$168,634
Promotional Allowances	(23,146)	(23,934)	(23,356)	(29,298)	(7,099)	(20,922)

Net revenues	171,243	167,749	189,917	208,165	40,811	147,712

Expenses:
Departmental	152,949	154,976	168,872	188,842	41,702	124,897
Depreciation and amortization	14,898	14,123	13,292	10,511	2,756	8,561
Provision for obligatory investments	1,165	1,434	1,521	1,238	1,068	853
Loss on impairment of fixed assets	—	—	1,282	—	—	—
Loss on disposal of fixed assets	152	28	185	20	11	10

Total expenses	169,164	170,561	185,152	200,611	45,537	134,321

Income (loss) from operations	2,079	(2,812)	4,765	7,554	(4,726)	13,391

10/1/2000	Pre-Reorganization
Year Ended	Year Ended	Year Ended	Year Ended	through	1/1/2000 through
12/31/2004	12/31/2003	12/31/2002	12/31/2001	12/31/2000	9/30/2000

(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
(Dollars in thousands except share data)
Non-Operating income (expense):
Interest income	345	341	445	625	1,338	518
Interest expense	(8,883)	(12,581)	(12,195)	(11,453)	(3,143)	(366)
Reorganization costs	—	—	—	—	34	(2,807)
Gain on pre-petition debt discharge	—	—	—	—	—	14,795
Debt restructuring costs	(2,759)	(1,843)	—

Total non-operating expense, net	(11,297)	(14,083)	(11,750)	(10,828)	(1,771)	12,410

Income (loss) before income taxes	(9,218)	(16,895)	(6,985)	(3,274)	(6,497)	25,531
Income tax provision	(1,044)	(862)	(784)	—	—	—

Net (loss) income(1)	$(10,262)	$(17,757)	$(7,769)	$(3,274)	$(6,497)	$25,531

Basic/diluted loss per common share:	$(3.56)	$(6.16)	$(2.69)	$(1.14)	$(2.25)	$8.86
Weighted average common shares outstanding	2,882,938	2,882,938	2,882,938	2,882,938	2,882,938	2,882,938
Other Data:
Capital Expenditures	$17,378	$12,825	$14,058	$23,095	$2,934	$14,422
Ratio of earnings to fixed charges(3)	0.1	x	(0.2	)x	0.5	x	0.8	x	5.9	x(2)
Deficiency of less than one-to-one ratio	$8,865	$16,592	$6,748	$3,274	$—

	As of	As of	As of	As of	As of
	12/31/2004	12/31/2003	12/31/2002	12/31/2001	12/31/2000

		(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data:
Total assets	$216,789	$211,010	$212,922	$218,095	$204,102
Total current portion capital leases	248	—	—	—	—
Total non-current capital leases	432	—	—	—	—
Total long-term debt	66,259	110,000	110,000	110,000	110,000
Shareholder’s equity	123,603	53,359	71,115	78,884	58,358

The accompanying financial statements of Atlantic Holdings have been restated to present the financial statements on a combined basis. Previously, such financial statements included the results of operations of GB Holdings from the date of the Transaction. See note 3 of the notes to the combined financial statements of Atlantic Holdings for additional information on the restatement of the financial statements.

(1)	Income (loss) per share information is presented on a proforma basis for the period from January 1, 2000 through September 30, 2000.

(2)	Includes $14,795 of gain on pre-petition debt discharge and is presented for combined full year 2000.

(3)	For purposes of calculating this ratio, earnings consist of the sum of (a) pretax income, (b) fixed charges and (c) amortization of capitalized interest, less the sum of interest capitalized. Fixed charges consists of (a) interest expensed and capitalized, (b) amortized premiums, discounts and capitalized expenses related to indebtedness, and (c) our estimate of the interest within rental expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Annual Report on Form 10-K/ A contains forward-looking statements about the business, financial condition and prospects of Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and ACE Gaming LLC (“ACE”) and collectively with Atlantic Holdings, (the “Company”). The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management’s ability to control and, in many cases, cannot be predicted by management. When used in this Annual Report on Form 10-K/ A, the words “believes”, “estimates”, “anticipates”, “expects”, “intends” and similar expressions as they relate to Atlantic Holdings, ACE or its management are intended to identify forward-looking statements (see “Private Securities Litigation Reform Act” below).
Overview

Transaction
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

Financial Statements Presentation
      Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for each of the years in the three-year period ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2002 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
      In addition, the combined financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities of GB Holdings that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. The assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

Current assets, primarily prepayments	$266
Long-term debt, current portion	$43,741
Note payable related party	$21,900
Accrued interest	$2,984
      In connection with the Transaction, in addition to the assets and liabilities related to the operations of The Sands, GB Holdings also transferred $16.9 million in cash to Atlantic Holdings.
      In preparing the combined financial statements, the assets and liabilities, revenues and expenses of the operations prior to the Transaction are reflected in the accompanying combined financial statements.
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

Operating Activities
      At December 31, 2004, the Company had cash and cash equivalents of $12.8 million. The Company generated $8.8 million of net cash provided by operating activities during the year ended December 31, 2004 compared to $2.4 million used in operating activities and $9.2 million provided by operating activities during the years ended December 31, 2003 and 2002, respectively.

Investing Activities
      Capital expenditures for the year ended December 31, 2004 amounted to $16.6 million compared to $12.8 million and $14.1 million in 2003 and 2002, respectively. The 2004 expenditures primarily included the 15th floor suite renovations, new slot machines and refurbishing premium slot and table game areas of the casino. In order to enhance its competitive position in the market place, The Company may incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations depending on availability of cash flow.
      The Company is required by the NJCCA to make certain quarterly deposits based on gross revenue with the CRDA in lieu of a certain investment alternative tax. Deposits for the year ended December 31, 2004, 2003 and 2002 amounted to $2.3 million, $2.3 million and $2.5 million, respectively.

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
      At December 31, 2004 and 2003, accrued interest on the 11% Notes was $0 and $3,092,000, respectively. Interest on the 11% Notes is due semiannually on March 29th and September 29th. Accrued interest on the

3% Notes was $883,000 at December 31, 2004. Interest is payable at maturity of the 3% Notes on July 22, 2008.
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
Critical Accounting Policies and Estimates
      The Company’s discussion and analysis of its results of operations and financial condition are based upon its combined financial statements that have been prepared in accordance with US generally accepted accounting principles (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Combined Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company’s reported and expected financial results.
      The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its combined financial statements:
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
      Long-Lived Assets — The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company’s combined financial statements.
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

Revenues
      Casino revenues at The Sands increased by $2.8 million (1.8%) in 2004 compared to 2003 and decreased by $20.3 million (11.6%) in 2003 compared to 2002. The 2004 increase was due to the $7.0 million increase in table game revenues, which was a result of the $30.0 million (13.8%) increase in table game drop and a 1.0% increase in table hold percentage. An increase in slot hold percentage from 7.78% in 2003 to 8.15% in 2004 slightly offset the impact of the decrease in slot handle. The 2003 decrease was due to the $19.3 million decline in slot revenues, which was a result of the $307.5 million (13.8%) decrease in slot handle. The decrease in slot handle was primarily due to an increase in competitive capacity in the Atlantic City market.
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
      Food and beverage revenues decreased $64,000 (0.3%) in 2004 compared to 2003 and decreased by $1.4 million (5.9%) in 2003 compared to 2002. The 2004 decrease is due to a $662,000 decrease in food revenue offset by a $598,000 increase in beverage revenues. The decrease in food revenue is primarily due to a decrease in cash sales and covers in the Boardwalk Buffet. The increase in beverage revenue is due to increased sales (cash and complimentary) in Swingers Lounge. The 2003 decrease is due to a decrease in food revenue ($2.2 million) partially offset by an increase in beverage revenues ($841,000). The decrease in food revenue occurred predominantly in the high volume outlets (Boardwalk Buffet and Food Factory). The Food Factory has been closed since December 2002. In 2002, these outlets were the preferred choice of and marketed to the mass category slot player. The 2003 increase in beverage revenue is primarily due to the new Swingers lounge, which opened in July 2003, as well as increases in room service and casino service bars.
      Other revenues increased $26,000 in 2004 compared to 2003 and by $179,000 (4.8%) in 2003 compared to 2002. The 2004 increase is due to increased revenue from outlet rentals, parking and commissions offset by decreases in entertainment and retail sales. The 2003 increase is due to increased revenue in entertainment, lobby store sales and parking. These increases were primarily from complimentaries provided to customers in the middle and premium segments.

Promotional Allowances
      Promotional allowances are comprised of the estimated retail value of complimentary goods and services provided to the casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 14.7% during 2004 compared to 15.5% during 2003 and increased from 13.3% in 2002. The 2004 decrease is primarily attributable to a Company emphasis to provide increased profitability of customers and less reliance on lower rated room customers. The 2003 increase is a result of the marketing, player development and customer service programs implemented to maintain and recapture lost market share in the middle and premium player segments due to the reduction in table games and the marketing program during the summer of 2002 that focused on the mass slot player segments.

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
      Selling, general and administrative expenses increased by $421,000 (0.5%) in 2004 compared to 2003 and decreased by $3.9 million (4.1%) in 2003 compared to 2002. The 2004 increase is due to increases in utilities ($443,000), advertising and payroll taxes ($362,000) partially offset by decreases in allocated cost of complimentaries ($1.0 million). The 2003 decrease was primarily due to lower payroll and benefits costs ($2.1 million) as a result of continued labor efficiencies. Also contributing to the decrease in 2003, was lower severance payouts ($1.6 million) than in 2002 as a result of smaller adjustments in staffing levels than in the prior year. These favorable variances were offset somewhat by increases in insurance premiums and reserves due to market conditions and higher payouts and more significant claims in 2003.
      Depreciation and amortization increased by $775,000 (5.5%) in 2004 compared to 2003 and by $831,000 (6.3%) in 2003 compared to 2002. The 2004 and 2003 increase is due to increased depreciation expense ($773,000 and $826,000, respectively) resulting from further renovations and upgrades to infrastructure and public areas such as the replacement of slot machines, the 15th floor suite renovations, Swingers Lounge, Platinum Club and the new bus entrance and waiting area.

Interest Income and Expense
      Interest income increased by $4,000 (1.2%) in 2004 compared to 2003 and decreased by $104,000 (23.4%) in 2003 compared to 2002. The 2003 decrease was due to lower invested cash reserves, which were used to fund capital expenditures, debt restructuring costs and consent fees during the year.
      Interest expense decreased by $3.7 million (29.4%) in 2004 compared to 2003 and increased by $386,000 (3.2%) in 2003 compared to 2002. The 2004 decrease is primarily due to the modification of debt resulting in the exchange of approximately $66.3 million in notes accruing interest at 11% for an equal amount at 3% interest. The increase in 2003 is due to lower levels of capitalized interest than in 2002.

Income Tax Provision
      Income tax provision increased $182,000 (21.1%) in 2004 compared to 2003 and $78,000 (9.9%) in 2003 compared to 2002. The 2004 increase is primarily due to the increase in net revenues, which is the basis for the New Jersey Alternative Minimum Assessment. The 2003 increase is predominantly due to the newly enacted New Jersey Casino Net Income Tax ($175,000), which became effective in July 2003.

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
      On July 1, 2003, the State of New Jersey amended the NJCCA to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complimentaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue, with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos (the “Casino Net Income Tax”) in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 to be transferred to the Casino Reinvestment Development Authority (“CRDA”); (v) an increase of the minimum casino hotel parking fee from $1.50 to $3.00, with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to post a bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act; and (vi) the elimination of the deduction from casino licensee calculation of gross revenue for uncollectible gaming debt. These changes to the NJCCA, and the new taxes imposed on The Sands and other Atlantic City casinos, will reduce the Company’s profitability.

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
      Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments. The note entitled “Long-Term Debt” in the Notes to the Combined Financial Statements included in Item 8 of this report outlines the principal amounts, interest rates, fair values and other terms required to evaluate the expected sensitivity of interest rate changes on the fair value of our long-term debt.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Atlantic Coast Entertainment Holdings, Inc.:
      We have audited the accompanying combined balance sheets of Atlantic Coast Entertainment Holdings, Inc. and subsidiary as of December 31, 2004 and 2003, and the related combined statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the 2004 and 2003 combined balance sheets and the related combined statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, we also audited the related 2004 combined financial statement schedule. These combined financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these combined financial statements and combined financial statement schedule based on our audits.
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
      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Entertainment Holdings, Inc. and subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2004 combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 3 to the combined financial statements, the Company has restated its financial statements as of December 31, 2004 and 2003 and for each of the years in the three year period ended December 31, 2004.

/s/ KPMG LLP
Short Hills, New Jersey
March 11, 2005, except for the last sentence of Note 6 which is as of March 29, 2005 and Note 3 which is as of September 9, 2005

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
COMBINED BALANCE SHEETS

	As of December 31,

	2004	2003

	(Restated)	(Restated)
	(Dollars in thousands,
	except share related data)
ASSETS
Current Assets:
Cash and cash equivalents	$12,756	$16,904
Accounts receivable, net	5,100	5,247
Inventories	2,499	2,222
Insurance deposits	3,017	—
Prepaid expenses and other current assets	2,017	4,150

Total current assets	25,389	28,523

Property and Equipment:
Land	54,344	54,344
Buildings and Improvements	88,147	88,249
Equipment	73,675	64,722
Construction in progress	2,040	2,111

	218,206	209,426
Less — accumulated depreciation and amortization	(46,566)	(40,013)

Property and equipment, net	171,640	169,413

Other assets:
Obligatory investments, net	11,647	10,705
Deferred financing costs and other assets	8,113	2,369

Total other assets	19,760	13,074

	$216,789	$211,010

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion capital leases	$248	$—
Accounts payable	6,710	6,815
Accounts payable-related party	371	48
Accrued liabilities:
Accrued payroll and related expenses	6,818	4,241
Gaming obligations	3,173	2,725
Insurance	1,891	2,505
Interest payable	—	3,092
Other	2,364	2,597

Total current liabilities	21,575	22,023
Long-term debt	66,259	110,000
Notes payable — related party	—	21,900
Non-current capital leases	432	—
Other Non-current Liabilities	4,920	3,728
Commitments and Contingencies
Shareholder’s Equity:
Common stock, $0.1 par value per share; 20,000,000 shares authorized; 2,882,938 and 101 shares outstanding	29	—
Additional paid-in capital	126,550	89,660
Warrants outstanding	43,587	—
Accumulated deficit	(46,563)	(36,301)

Total shareholder’s equity	123,603	53,359

	$216,789	$211,010

See notes to combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
COMBINED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(Restated)	(Restated)	(Restated)
	(Dollars in thousands, except share
	related data)
Revenues:
Casino	$157,643	$154,813	$175,065
Rooms	10,908	10,994	11,143
Food and beverage	21,898	21,962	23,330
Other	3,940	3,914	3,735

	194,389	191,683	213,273
Less — promotional allowances	(23,146)	(23,934)	(23,356)

Net revenues	171,243	167,749	189,917

Expenses:
Casino	50,467	52,657	59,971
Rooms	3,397	2,677	3,639
Food and beverage	7,930	8,481	10,343
Other	870	1,297	1,222
Selling, general and administrative	90,285	89,864	93,697
Depreciation and amortization	14,898	14,123	13,292
Provision for obligatory investments	1,165	1,434	1,521
Loss on impairment of fixed assets	—	—	1,282
Loss on disposal of assets	152	28	185

Total expenses	169,164	170,561	185,152

Income (loss) from operations	2,079	(2,812)	4,765

Non-operating income (expense):
Interest income	345	341	445
Interest expense	(8,883)	(12,581)	(12,195)
Debt restructuring costs	(2,759)	(1,843)	—

Total non-operating expense, net	(11,297)	(14,083)	(11,750)

Loss before income taxes	(9,218)	(16,895)	(6,985)
Income tax provision	(1,044)	(862)	(784)

Net loss	$(10,262)	$(17,757)	$(7,769)

Basic/diluted loss per common share	$(3.56)	$(6.16)	$(2.69)

Weighted average common shares outstanding	2,882,938	2,882,938	2,882,938

See notes to combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
COMBINED STATEMENTS OF SHAREHOLDER’S EQUITY

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

	(Dollars in thousands, except share related data)
BALANCE, December 31, 2001 (Restated)	100	$—	$89,659	$—	$(10,775)	$78,884
Net Loss					(7,769)	(7,769)

BALANCE, December 31, 2002 (Restated)	100	—	89,659	—	(18,544)	71,115
Issuance of common shares	1		1			1
Net Loss					(17,757)	(17,757)

BALANCE, December 31, 2003 (Restated)	101	—	89,660	—	(36,301)	53,359
Assumption of net liabilities by GB Holdings and issuance of common stock and warrants in connection with the Transaction	2,882,837	29	41,663	43,587	—	85,279
Return of capital			(4,773)			(4,773)
Net Loss					(10,262)	(10,262)

BALANCE, December 31, 2004 (Restated)	2,882,938	$29	$126,550	$43,587	$(46,563)	$123,603

See notes to combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
COMBINED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002

	(Restated)	(Restated)	(Restated)
	(In thousands)
OPERATING ACTIVITIES:
Net Loss	$(10,262)	$(17,757)	$(7,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,898	14,123	13,292
Provision for obligatory investments	1,165	1,434	1,521
Provision for doubtful accounts	416	1,040	1,586
Loss on impairment of fixed assets	—	—	1,282
Loss on disposal of assets	152	28	185
Changes in operating assets and liabilities:
Accounts receivable	(269)	(1,311)	2,332
Other current assets	(1,161)	464	(272)
Noncurrent assets	589	124	—
Accounts payable and accrued liabilities	3,668	(861)	(2,570)
Noncurrent liabilities	(368)	283	(394)

Net cash provided by (used in) operating activities	8,828	(2,433)	9,193

INVESTING ACTIVITIES:
Proceeds from sale of obligatory investments	201	130	208
Related party receivables	—	24	29
Purchase of obligatory investments	(2,308)	(2,336)	(2,496)
Purchase of property and equipment	(16,620)	(12,825)	(14,058)
Proceeds from disposition of assets	308	110	320

Net cash used in investing activities	(18,419)	(14,897)	(15,997)

FINANCING ACTIVITIES:
Related party payable	—	15,399	6,501
Cash transferred from GB Holdings	16,920	—	—
Repayments of long-term debt	—	—	(371)
Repayment of capital leases	(78)	—	—
Return of capital GB Holdings, Inc.	(4,773)	—	—
Cost of issuing long-term debt	(6,626)	—	—
Issuance of common stock	—	1	—

Net cash provided by financing activities	5,443	15,400	6,130

Net decrease in cash and cash equivalents	(4,148)	(1,930)	(674)

Cash and cash equivalents at beginning of period	16,904	18,834	19,508

Cash and cash equivalents at end of period	$12,756	$16,904	18,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,051	$899	$1,764

Cash paid for interest	$8,339	$12,100	$12,128

Interest capitalized	$86	$300	$766

Assumption of net liabilities by GB Holdings in connection with the Transaction	$68,359	$—	$—

Purchase of equipment with capital lease	$758	$—	$—

Issuance of 3% Notes in exchange for 11% Notes	$66,259	$—	$—

See notes to combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS

(1)	Organization, Business and Basis of Presentation
      Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings” or the “Company”) is a Delaware corporation, formed in October 2003, and was a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. (“GBHC”), which was a wholly-owned subsidiary of GB Holdings, Inc. (“GB Holdings”). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City (“The Sands”). ACE Gaming, LLC (“ACE”) a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. ACE is a single member LLC with Atlantic Holdings as its sole member. There was limited activity in 2003. Atlantic Holdings and ACE were formed in connection with a transaction (the “Transaction”), which included a Consent Solicitation and Offer to Exchange in which holders of $110 million of 11% Notes due 2005 (the “GB Holdings 11% Notes”), issued by GB Property Funding Corp. (“Property”), a wholly-owned subsidiary of GB Holdings, were given the opportunity to exchange such notes on a dollar for dollar basis for $110 million of 3% Notes due 2008 (the “3% Notes”), issued by Atlantic Holdings and guaranteed by ACE. The Transaction was consummated on July 22, 2004, and holders of approximately $66.3 million of GB Holdings 11% Notes exchanged such notes for approximately $66.3 million of 3% Notes. In connection with the Consent Solicitation and Offer to Exchange, the indenture governing the GB Holdings 11% Notes was amended to eliminate certain covenants and to release the liens on the collateral securing such notes. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings to Atlantic Holdings. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The 3% Notes, in connection with the closing of the transaction, are guaranteed by ACE. Atlantic Holdings and its subsidiary had limited operating activities prior to July 22, 2004. Also on July 22, 2004, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, Property and GBHC, merged into GB Holdings, with GB Holdings as the surviving entity. In connection with the transfer of the assets and certain liabilities of GB Holdings, including the assets and certain liabilities of GBHC, Atlantic Holdings issued 2,882,937 shares of common stock, par value $.01 per share (the “Atlantic Holdings Common Stock”) of Atlantic Holdings to GBHC which following the merger of GBHC became the sole asset of GB Holdings. Substantially all of the assets and liabilities of GB Holdings and GBHC (with the exception of the remaining GB Holdings 11% Notes and accrued interest thereon, the Atlantic Holdings Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Holdings or ACE. As part of the Transaction an aggregate of 10,000,000 warrants, issued by Atlantic Holdings, were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase from Atlantic Holdings, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the GB Holdings 11% Notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. The Sands New Jersey gaming license was transferred to ACE in accordance with the approval of the CCC.
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

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
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

Basis of Presentation
      Because GB Holdings controlled the operations and business prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for each of the years in the three-year period ended December 31, 2004 present the results of Atlantic Holdings and subsidiary as if the Company had been in existence throughout the period from January 1, 2002 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented. In addition, the combined financial statements include certain assets and liabilities and results related to assets and liabilities of GB Holdings that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. The assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

Current assets, primarily prepayments	$266
Long-term debt, current	$43,741
Note payable, related party	$21,900
Accrued interest	$2,984
      In connection with the Transaction, in addition to the assets and liabilities related to the operations of The Sands, GB Holdings also transferred $16.9 million in cash to Atlantic Holdings.
      In preparing the combined financial statements, the assets and liabilities, revenues and expenses of the operations prior to the Transactions are reflected in the accompanying combined financial statements.
      All significant intercompany transactions and balances have been eliminated in combination. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

(2)	Summary of Significant Accounting Policies
      The significant accounting policies followed in the preparation of the accompanying combined financial statements are discussed below. The combined financial statements have been prepared in conformity with US generally accepted accounting principles. The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Casino revenues, promotional allowances and departmental expenses —
      The Company recognizes revenues in accordance with industry practice. Casino revenue is recorded as net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Such anticipated jackpots and payouts are included in gaming liabilities on the accompanying combined balance sheets.
      Cash and coin incentives are provided to attract new customers as well as reward loyal customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash and coin incentive amounts from casino revenue.
      The retail value of rooms, food and beverage and other items that were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included in Casino and Selling, General and Administrative expenses on the accompanying combined statements of operations. Costs of complimentaries allocated from the Rooms, Food and Beverage and Other Operating departments to the Casino and Selling, General and Administrative departments were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Allocation From:
Rooms	$6,511	$7,360	$8,274
Food and Beverage	16,116	16,482	17,399
Other Operating	2,294	2,070	1,324

	$24,921	$25,912	$26,997

Allocation To:
Casino	$3,846	$3,815	$4,186
Selling, General and Administrative	21,075	22,097	22,811

	$24,921	$25,912	$26,997

Cash and cash equivalents —
      Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

Allowance for doubtful accounts —
      In its normal course of business the Company incurs receivables arising from credit provided to casino and hotel customers. The allowance for doubtful accounts adjusts these gross receivables to Management’s estimate of their net realizable value. The provision for doubtful accounts charged to expense is determined by Management based on a periodic review of the receivable portfolio. This provision is based on estimates, and actual losses may vary from these estimates. The allowance for doubtful accounts is maintained at a level that Management considers adequate to provide for possible future losses. At December 31, 2004 and 2003, these amounts were $3,862,000 and $5,918,000, respectively. Provisions for doubtful accounts amounting to $416,000, $1,040,000 and $1,586,000 for the years ended December 31, 2004, 2003 and 2002 were recorded in expenses on the accompanying combined statement of operations.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

Deferred financing costs —
      The costs of issuing long-term debt, including all related underwriting, legal, directors and accounting fees, were capitalized and are being amortized over the term of the related debt issue. In July 2004, holders of the GB Holdings 11% Notes that tendered in the Consent Solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 of principal amount of the GB Holdings 11% Notes tendered. The pro rata share of the unamortized deferred financing costs associated with the 11% notes tendered ($399,000) were included with the consent fees and recorded in Deferred financing costs and other assets on the accompanying Combined Balance Sheets. These amounts are being amortized over the term of the 3% Notes using the effective yield method. All external costs associated with the issuance of the 3% Notes have been expensed. For the years ended December 31, 2004, 2003 and 2002, amortization of deferred financing costs were $1,116,000, $555,000 and $555,000, respectively and are included in Interest Expense on the accompanying Combined Statements of Operations.

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
      The Company periodically reviews long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. For such cases, losses are recognized for the difference between the fair value and the carrying amount. Assets to be disposed of by sale or abandonment, and where management has the current ability to remove such assets from operations, are recorded at the lower of carrying amount or fair value less cost of disposition. Depreciation for these assets is suspended during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company’s combined financial statements. Management does not believe that any impairment currently exists related to its long-lived assets.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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
      The weighted average shares used in the calculation of loss per common share for the periods prior to the Transaction are presented on a pro forma basis, based upon the capital structure that existed immediately following the Transaction.

(3) Restatement
      Because GB Holdings controlled the operations and business prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the Company restated its financial statements to present such statements on a combined basis similar to a pooling-of-interests as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004. The combined financial statements for each of the years in the three year period ended December 31, 2004 have been restated to present the results of Atlantic Holdings and subsidiary as if the Company had been in existence throughout the period from January 1, 2002 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented. Previously, the financial statements presented the results of operations of the Company beginning from October 30, 2003 (date of inception) and included the operations transferred from GB Holdings beginning from the date of the Transaction. Certain amounts in 2004 Combined Balance Sheet have been reclassified from the original presentation.
      In preparing the combined financial statements, the assets and liabilities, revenues and expenses of the operations prior to the Transactions are reflected in the accompanying combined financial statements.
      During 2004, GB Holdings transferred to the Company $16.9 million in cash and eliminated the related party note payable of $21.9 million as part of the Transaction.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      The following combined balance sheet, combined statement of operations and combined statement of cash flow amounts were restated as a result of presenting the financial statements on a combined basis (in thousands) In addition, the combined balance sheet as of December 31, 2004 was restated to appropriately classify certain deferred financing costs as long term assets. Prior to the restatement, the deferred financing costs had been classified as a component of current assets:

	December 31, 2004

	As		As
	Previously		Restated
	Reported

ASSETS
Current Assets:
Cash and cash equivalents	$12,756		$12,756
Accounts receivable, net	5,223		5,100
Inventories	2,499		2,499
Deferred financing costs	2,094	(1)	—
Insurance deposits	3,017		3,017
Prepaid expenses and other current assets	1,686	(1)	2,017

Total current assets	27,275		25,389

Property and Equipment:
Land	54,344		54,344
Buildings and Improvements	88,147		88,147
Equipment	73,675		73,675
Construction in progress	2,040		2,040

	218,206		218,206
Less-accumulated depreciation and amortization	(46,566)		(46,566)

Property and equipment, net	171,640		171,640

Other assets:
Obligatory investments, net	11,647		11,647
Deferred financing costs and other assets	6,227	(1)	8,113

Total other assets	17,784		19,760

	$216,789		$216,789

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion capital leases	$248		$248
Accounts payable	7,082	(2)	6,710
Accounts payable-related party	—	(2)	371
Accrued liabilities:
Accrued payroll and related expenses	4,379	(3)	6,818
Gaming obligations	3,363	(3)	3,173
Insurance	4,330	(3)	1,891
Other	2,173	(3)	2,364

Total current liabilities	21,575		21,575
Long-term debt	66,259		66,259
Non-current capital leases	432		432
Other Non-current Liabilities	4,920		4,920
Commitments and Contingencies
Shareholder’s Equity:
Common stock, $0.1 par value per share; 20,00,000 shares authorized; 2,882,938 shares outstanding	29		29
Additional paid-in capital	86,401	(4)	126,550
Warrants outstanding	43,587		43,587
Accumulated deficit	(6,414	)(4)	(46,563)

Total shareholder’s equity	123,603		123,603

	$216,789		$216,789

(1) Amounts restated to properly classify deferred financing costs as other noncurrent assets.
(2) Amounts reclassified to disclose amounts payable to related parties.
(3) Amounts reclassified within accrued liabilities.
(4) Amounts restated to properly reflect balances on a combined basis.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	As Previously
	Reported	As Restated

Year ended December 31, 2004:
Revenues:
Casino	$66,208	$157,643
Rooms	5,054	10,908
Food and Beverage	9,830	21,898
Other	1,804	3,940

	82,896	194,389
Less — promotional allowances	(10,323)	(23,146)

Net revenues	72,573	171,243

Expenses:
Casino	22,250	50,467
Rooms	1,724	3,397
Food and Beverage	3,316	7,930
Other	402	870
Selling, general and administrative	41,142	90,285
Depreciation and amortization	6,844	14,898
Provision for obligatory investments	508	1,165
Loss on disposal of assets	187	152

Total expenses	76,373	169,164

Income (loss) from operations	(3,800)	2,079

Non-operating income (expense):
Interest income	172	345
Interest expense	(1,837)	(8,883)
Debt restructuring costs	(475)	(2,759)

Total non-operating expense, net	(2,140)	(11,297)

Loss before income taxes	(5,940)	(9,218)
Income tax provision	(474)	(1,044)

Net loss	$(6,414)	$(10,262)

Basic/diluted loss per share	$(5.00)	$(3.56)

Weighted average common shares outstanding	1,283,929	2,882,938

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	December 31, 2004

	As Previously
	Reported	As Restated

OPERATING ACTIVITIES:
Net Loss	$(6,414)	$(10,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,844	14,898
Provision for obligatory investments	508	1,165
Loss on disposal of assets	187	152
Provision for doubtful accounts	62	416
Changes in operating assets and liabilities:
Decrease accounts receivable	(393)	(269)
Deferred financing costs	821	—
Other current assets	(518)	(1,161)
Noncurrent assets	(538)	589
Accounts payable and accrued liabilities	(1,529)	3,668
Increase (decrease) noncurrent liabilities	1,014	(368)

Net cash provided by operating activities	44	8,828

INVESTING ACTIVITIES:
Proceeds from sale of obligatory investments		201
Purchase of obligatory investments	(932)	(2,308)
Purchase of property and equipment	(10,269)	(16,620)
Proceeds from disposition of assets	163	308

Net cash used in investing activities	(11,038)	(18,419)

FINANCING ACTIVITIES:
Cash transferred from GB Holdings	—	16,920
Proceeds from capital leases	758	—
Repayment of capital leases	(78)	(78)
Proceeds from capital contributions from GB Holdings, Inc.	34,468	—
Return of capital GB Holdings, Inc.	(4,773)	(4,773)
Cost of issuing long-term debt	(6,626)	(6,626)

Net cash provided by financing activities	23,749	5,443

Net increase (decrease) in cash and cash equivalents	12,755	(4,148)

Cash and cash equivalents at beginning of period	1	16,904

Cash and cash equivalents at end of period	$12,756	$12,756

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$355	$1,051

Transfer of net assets from GB Holdings, Inc.	$98,033	$—

Cash paid for interest	$—	$8,339

Interest capitalized	$15	$86

Dividends to common shareholders in the form of Warrants in Atlantic Coast Entertainment Holdings, Inc.	$43,587	$—

Assumption of net liabilities by GB Holdings in connection with the Transaction	$—	$68,359

Purchase of equipment with capital lease	$—	$758

Issuance of 3% Notes in exchange for 11% Notes	$—	$66,259

      All amounts presented in the combined statements of operations and cash flows for the years ended December 31, 2003 and 2002 have been restated to reflect the results of operations and cash flows on a combined basis. There was no information previously presented for those periods.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      All amounts presented in the combined balance sheet as of December 31, 2003 have been restated to reflect the financial position on a combined basis. There was no information previously presented except for, $1,000 of cash and $1,000 of additional paid-in capital.

(4)	Long-Term Debt
      Long-term debt is comprised of the following (in thousands):

	As of December 31,

	2004	2003

11% Notes, due September 29, 2005(a)	$—	$110,000
3% Notes due July 22, 2008(b)	66,259	—

Total long-term debt	$66,259	$110,000

(a)	In accordance with its approved plan of reorganization, GB Holdings through its then wholly-owned subsidiaries issued $110 million at 11% interest payable September 29, 2005 (“11% Notes”). Interest on the 11% Notes is payable on March 29 and September 29, beginning March 29, 2001. The outstanding principal is due on September 29, 2005.

The original indenture for the 11% Notes contained various provisions, which, among other things, restricted the ability of GB Holdings, and GBHC to incur certain senior secured indebtedness beyond certain limitations, and contained certain other limitations on the ability to merge, consolidate, or sell substantially all of their assets, to make certain restricted payments, to incur certain additional senior liens, and to enter into certain sale-leaseback transactions.

In a Consent Solicitation Statement and Consent Form dated September 14, 2001, Property sought the consent of holders of the 11% Notes to make certain changes to the original indenture (the “Modifications”). The Modifications included, but were not limited to, a deletion of, or changes to, certain provisions the result of which would be (i) to permit GB Holdings and its subsidiaries to incur any additional indebtedness without restriction, to issue preferred stock without restriction, to make distributions in respect of preferred stock and to prepay indebtedness without restriction, to incur liens without restriction and to enter into sale-leaseback transactions without restriction, (ii) to add additional exclusions to the definition of “asset sales” to exclude from the restrictions on “asset sales” sale-leaseback transactions, conveyances or contributions to any entity in which GB Holdings or its subsidiaries has or obtains equity or debt interests, and transactions (including the granting of liens) made in accordance with another provision of the Modifications relating to collateral release and subordination or any documents entered into in connection with an “approved project” (a new definition included as part of the Modifications which includes, if approved by the Board of Directors of GB Holdings, incurrence of indebtedness or the transfer of assets to any person if GB Holdings or any of its subsidiaries has or obtain debt or equity interests in the transferee or any similar, related or associated event, transaction or activity) in which a release or subordination of collateral has occurred including, without limitation, any sale or other disposition resulting from any default or foreclosure, (iii) to exclude from the operation of covenants related to certain losses to collateral, any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (iv) to permit the sale or other conveyances of Casino Reinvestment Development Authority investments in accordance with the terms of a permitted security interest whether or not such sale was made at fair value, (v) to exclude from the operation of covenants related to the deposit into a collateral account of certain proceeds of “asset sales” or losses to collateral any assets and any proceeds thereof, which have been subject to the release or subordination provisions of the Modifications, (vi) to add new provisions authorizing the release or subordination of the collateral securing the 11% Notes in connection with, in

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

anticipation of, as a result of, or in relation to, an “approved project”, and (vii) various provisions conforming the text of the original indenture to the intent of the preceding summary of the Modifications.

(b)	On July 22, 2004, Atlantic Holdings consummated the Consent Solicitation and Offer to Exchange which it commenced and in which Atlantic Holdings offered to exchange its 3% Notes due on July 22, 2008 for GB Holdings 11% Notes due on September 29, 2005, issued by Property. Pursuant to the Consent Solicitation and Offer to Exchange, an aggregate principal amount of $66,258,970 of GB Holdings 11% Notes were tendered to Atlantic Holdings, on a dollar for dollar basis, in exchange for an aggregate principal amount of $66,258,970 of 3% Notes. The $43,741,030 of 11% Notes that were not tendered to Atlantic Holdings remain an obligation of GB Holdings and are not an obligation of Atlantic Holdings as of December 31, 2004. At the election of the holders of a majority in principal amount of the outstanding 3% Notes, each $1,000 principal amount of 3% Notes is payable in or convertible into 65.909 shares of common stock, par value $.01 per share (“Atlantic Holdings Common Stock”) of Atlantic Holdings, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the GB Holdings 11% Notes that tendered in the Consent Solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the GB Holdings 11% Notes tendered, plus accrued interest ($2.3 million) on the GB Holdings 11% Notes tendered, which amounts were paid at the consummation of the Transaction. The exchange is being accounted for as a modification of debt. The consent fees paid are being amortized over the term of the 3% Notes using the effective yield method. All external costs associated with the issuance of the 3% Notes have been expensed. As indicated in the Consent Solicitation and Offer to Exchange, an aggregate of 10,000,000 warrants, issued by Atlantic Holdings, were distributed on a pro rata basis to the shareholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase from Atlantic Holdings, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the GB Holdings 11% Notes which have not been exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. The fair value of the warrants as of July 22, 2004 (date of issuance) was $43,587,000.
      In accordance with positions established by the Securities and Exchange Commission, separate information with respect to the parent and guarantor subsidiary is not required as the parent has no independent assets or operations, the guarantee is full and unconditional, and the total assets, shareholder’s equity, revenues, income from operations before income taxes and cash flows from operating activities of the parent are less than 3% of Atlantic Holdings’ combined amounts.
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

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2004 and 2003, accrued interest on the 11% Notes was $0 and $3,092,000, respectively and is included in Accrued Interest. Accrued interest on the 3% Notes was $883,000 at December 31, 2004 and is included in Other Non-Current Liabilities. Interest on the 11% Notes is due semi-annually on March 29th and September 29th. Interest on the 3% Notes are due at maturity, on July 22, 2008.

(5)	Income Taxes
      The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Federal income tax provision:
Current	$—	$—	$—
Deferred	—	—	—
State income tax provision:
Current	(1,044)	(862)	(784)
Deferred	—	—	—

	$(1,044)	$(862)	$(784)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
major components of deferred tax liabilities and assets as of December 31, 2004 were as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Bad debt reserve	$1,578	$2,418
Deferred financing costs	—	234
Group insurance	904	747
Accrued vacation	603	613
Action cash awards accrual	191	123
Jackpot accrual	407	298
Medical reserve	534	408
Debt restructuring costs	—	754
Casino Reinvestment Development Authority	6,293	5,724
Federal and state net operating loss carryforward	21,252	17,210
Workers Compensation	462	—
Grantors trust income	3,713	3,616
Credit carryforwards	3,345	3,385
Other	770	297

Total deferred tax assets	40,052	35,827
Less valuation allowance	(23,499)	(17,891)

Total deferred tax assets after valuation allowances	16,553	17,936

Deferred tax liabilities:
Non-current:
Depreciation of plant and equipment	(16,336)	(17,812)
Deferred financing costs	(81)	—
Other	(11)	—
Chips and tokens	(125)	(124)

Total deferred tax liabilities	(16,553)	(17,936)

Net deferred tax assets (liabilities)	$—	$—

The net change in the valuation allowance for deferred income tax assets was an increase of $5.6 million in 2004 and an increase of $7.3 million in 2003. Federal net operating loss carryforwards totaled approximately $57 million as of December 31, 2004 and will begin expiring in the year 2022 and forward. New Jersey net operating loss carryforwards totaled approximately $20.2 million as of December 31, 2004. The Company also has general business credit carryforwards of approximately $1.1 million which expire in 2005 through 2024. Additionally, as of December 2004, the Company has a federal alternative minimum tax (AMT) credit carryforward of about $72,000 and a New Jersey alternative minimum assessment (AMA) credit carryforward of approximately $2.2 million, both of which can be carried forward indefinitely.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the tax benefits of certain

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
future deductible temporary differences will be realized based on the reversal of existing temporary differences, and therefore, a valuation allowance has not been provided for these deferred tax assets. Additionally, management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2004 and 2003.
      The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	Year Ended December 31,

	2004	2003	2002

Expected federal benefit	(35.0)%	(35.0)%	(35.0)%
State taxes net of federal benefit	(0.5)%	(2.0)%	(1.5)%
State tax rate correction	0.0%	3.8%	0.0%
Expired tax credit	3.5%	0.7%	0.0%
Permanent differences	0.6%	0.2%	0.8%
Tax credits	(7.9)%	(5.1)%	(12.4)%
Deferred tax valuation allowance	60.8%	43.1%	59.3%
Other	(10.8)%	0.0%	0.0%

	10.7%	5.7%	11.2%

(6)	Transactions with Related Parties
      The Company’s rights to the trade name “The Sands” (the “Trade Name”) were derived from a license agreement with an unaffiliated third party. Amounts payable by the Company for these rights were equal to the amounts paid to the unaffiliated third party. On September 29, 2000, High River Limited Partnership (“High River”) assigned the Company the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086, subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn. High River received no payments for its assignment of these rights. Payment was made directly to the owner of the Trade Name. On or about July 14, 2004, the Company entered into a license agreement with Las Vegas Sands, Inc., for the use of the trade name “Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This new license agreement superseded and replaced the above-mentioned trade name rights assigned to the Company by High River. In connection with the Transaction discussed above, the July 14, 2004 license agreement was assigned to ACE as of July 22, 2004. The payments made to the licensor in connection with the trade name amounted to $259,000, $263,000, and $272,000, respectively, for the years ended December 31, 2004, 2003 and 2002.
      The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC (“ACEP”), which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2004, 2003 and 2002 we were billed approximately $387,500, $190,600 and $27,900, respectively.
      On February 28, 2003, the Company entered into a two year agreement with XO Communications, Inc. a long-distance phone carrier affiliated with Mr. Icahn. The agreement can be extended beyond the minimum two year term on a month-to-month basis. Payments for such charges incurred for the year ended December 31, 2004 and 2003 amounted to $181,000 and $127,000, respectively. The agreement is currently continuing on a monthly basis.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004 and 2003, the Company owed approximately $371,000 and $48,000, respectively, for reimbursable expenses to related parties.
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

(7)	New Jersey Regulations and Obligatory Investments
      The Company conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (“NJCCA”), ACE was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. The plenary license issued to The Sands was renewed by the Commission on September 29, 2004 and extended through September 2008. The Commission may reopen licensing hearings at any time. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.
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
      As of December 31, 2004 and 2003 the Company had purchased bonds totaling $6,717,000 and $6,875,000, respectively. In addition, the Company had remaining funds on deposit and held in escrow by the CRDA at December 31, 2004 and 2003 of $17,430,000 and $15,171,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as “obligatory investments” on the accompanying combined financial statements.
      Obligatory investments at December 31, 2004 and 2003 are net of accumulated valuation allowances of $12,500,000 and $11,340,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for the years ended December 31, 2004, 2003 and 2002 amounted to $1,165,000, $1,434,000 and $1,521,000, respectively.
      The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During 2004 and 2003, The Sands donated $333,000 and $694,000, respectively, of

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
its escrowed funds to CRDA sponsored projects. No specific refund or future credit has been associated with the 2003 contributions. During 2002, The Sands contributed $925,000 of its escrowed funds to CRDA sponsored projects and received $116,000 in a cash refund. Prior to this, the CRDA had granted The Sands both cash refunds and waivers of certain of its future Deposit obligations in consideration of similar contributions. Other assets aggregating $414,000 and $621,000, respectively, have been recognized at December 31, 2004 and 2003, and are being amortized over a period of ten years commencing with the completion of the projects. Amortization of other assets totaled $207,000, $205,000 and $199,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in depreciation and amortization.
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

(8)	Commitments and Contingencies

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
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

(9)	Employee Retirement Savings Plan
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
      The Sands Retirement Plan provides for an employer matching contribution based upon certain criteria, including levels of participation by The Sands’ employees. The Company incurred matching contributions totaling $441,000, $406,000 and $575,000, respectively, for the years ended December 31, 2004, 2003 and 2002.
      The Company also contributes to multi-employer pension, health and welfare plans for its union employees. For the years ended December 31, 2004, 2003 and 2002, the Company contributed $5,576,000, $5,411,000 and $5,750,000, respectively.

(10)	Disclosures about Fair Value of Financial Instruments
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

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      The estimated carrying amounts and fair values of Atlantic Holdings’ financial instruments are as follows (in thousands):

	As of December 31, 2004		As of December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and Cash equivalents	$12,756	$12,756	$16,904	$16,904
Obligatory investments, net	11,647	11,647	10,705	10,705
Financial Liabilities:
Interest payable	883	883	3,092	3,092
11% Notes	—	—	110,000	91,300
3% Notes	66,259	64,452	—	—

(11)	Leases
      The Company leases certain equipment and property under operating leases. Total lease expense was $2.0 million, $2.1 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following table sets forth the future minimum commitments for operating leases and capital leases having remaining non-cancelable lease terms in excess of one year (in thousands):

	Operating	Capital
	Leases	Leases

2005	$1,967	$286
2006	1,998	286
2007	1,998	188
2008	1,998	—
2009	1,998	—
Thereafter	6,434	—

Total Minimum Lease Payments	$16,393	760

Less imputed interest costs		(80)

Present value of Net Minimum Capital Lease Payments		$680

(12)	Subsequent Events
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
      In accordance with Exchange Act rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure and procedures as of the end of the period covered by this report. The Company is filing this amendment to such report to provide financial statements of the Company and the operations transferred from GB Holdings on a combined basis in a manner similar to pooling of interests for each of the years in the three year period ended December 31, 2004. The combined financial statements present the results of Atlantic Holdings and its subsidiary, Ace Gaming, as if the Company had been in existence through the period from January 1, 2002 to December 31, 2004 and as if the operations transferred from GB Holdings (i.e., The Sands) were transferred to the Company as of the earliest date presented. The Company was organized in 2003. The annual report on Form 10-K, as originally filed, included a statement of operations which presented results of operations of The Sands from July 22, 2004, the date on which GB Holdings transferred the operations of the Sands to Atlantic Holdings, through December 31, 2004. The requirement to restate the financial statements indicates that a “material weakness” as defined by the Public Company Accounting Oversight Board exists in the Company’s internal controls. Based on its evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this report, due solely to the material weakness described above, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

3.	Exhibits

†3.1	—	Certificate of Incorporation of Atlantic Holdings
†3.2	—	Certificate of Formation of ACE
†3.3	—	By-laws of Atlantic Holdings
†3.4	—	Operating Agreement of ACE, as amended, by Atlantic Holdings
†4.1	—	Indenture, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee
†4.2	—	Warrant Agreement, dated as of July 22, 2004, between Atlantic Holdings and American Stock Transfer and Trust Company
†4.3	—	Registration Rights Agreement, dated as of July 22, 2004, between Atlantic Holdings and the Signatories listed therein
†10.1	—	Contribution Agreement, dated as of July 22, 2004, among GB Holdings, GBHC, Atlantic Holdings and ACE
†10.2	—	Pledge and Security Agreement, dated as of July 22, 2004, among Atlantic Holdings, ACE and certain subsidiaries of Atlantic Holdings, as Guarantor, and Wells Fargo Bank, National Association, as trustee
†10.3	—	Assignment of Leases, dated as of July 22, 2004, between ACE and Wells Fargo Bank, National Association
†10.4	—	Mortgage, Fixture Filing and Security Agreement, dated as of July 22, 2004, between ACE and Wells Fargo Bank, National Association
††10.5	—	Loan and Security Agreement, dated November 12, 2004, by and among Atlantic, as borrower, ACE, as guarantor, and Fortress, as lender
††10.6	—	Guaranty to Fortress Credit Corp, dated as of November 12, 2004, among ACE, as guarantor, and Fortress as lender
††10.7	—	First Mortgage and Security Agreement, dated November 12, 2004, by and among ACE, as mortgagor, and Fortress, as mortgagee
12	—	Ratio of Earnings to Fixed Charges
14.1	—	Code of Ethics
†21.1	—	List of Subsidiaries of Atlantic Holdings
31.1	—	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed as an exhibit to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004, and incorporated herein by reference.

††	Filed as an exhibit to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on November 11, 2004 and incorporated herein by reference.

(b)	Reports on Form 8-K
      During the quarter ended December 31, 2004, the Registrants filed one Current Report on Form 8-K (Items 2.03, 8.01 and 9.01) on November 18, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST ENTERTAINMENT
HOLDINGS, INC.

September 14, 2005 Date	By: /s/ Denise Barton Denise, Barton Chief Financial Officer

INDEX TO FINANCIAL STATEMENT SCHEDULE
Atlantic Coast Entertainment Holdings, Inc. and Subsidiary
       — Schedule II; Valuation and Qualifying Accounts

SCHEDULE II
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS

		Additions

		Amounts
	Balance	Charged to
	Beginning of	Cost and		Balance at
	Period	Expenses	Deductions	End of Period

Year Ended December 31, 2004:
Allowance for doubtful accounts receivable	$5,918	$416	$(2,472)	$3,862
Allowance for obligatory investments	11,340	1,165	(5)	12,500

	$17,258	$1,581	$(2,477)	$16,362

Year Ended December 31, 2003
Allowance for doubtful accounts receivable	$11,301	$1,040	$(6,423)	$5,918
Allowance for obligatory investments	10,028	1,434	(122)	11,340

	$21,329	$2,474	$(6,545)	$17,258

Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$14,406	$1,586	$(4,691)	$11,301
Allowance for obligatory investments	9,290	1,521	(783)	10,028

	$23,696	$3,107	$(5,474)	$21,329

(1)	Represents net write-offs of uncollectible accounts.

(2)	Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to CRDA approved projects.