Form 10-Q/A
period 2005-03-31
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2005-09-15
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/ A

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-110484
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	54-2131349
(State or other jurisdiction of (incorporation or organization)	(I.R.S. Employer Identification No.)

C/o Sands Hotel & Casino Indiana Avenue & Brighton Park Atlantic City, New Jersey (Address of registrant’s principal executive offices)	08401 (Zip Code)
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at May 10, 2005

Atlantic Coast Entertainment Holdings, Inc.	Common stock, $.01 par value	2,882,938 shares

EXPLANATORY NOTE
      The consolidated financial statements of Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) had previously reflected the consolidated balance sheets of Atlantic Holdings and subsidiary as of March 31, 2005 and December 31, 2004 and the related consolidated statements of operations and cash flows for the quarters ended March 31, 2005 and 2004. This Amendment No. 1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2005 (the “Quarterly Report”) for Atlantic Holdings is being filed to amend Part I of the Quarterly Report, among other things, to provide financial statements on a combined basis similar to pooling-of-interests for the three months ended March 31, 2004. The accompanying financial statements of Atlantic Holdings have been restated. Because GB Holdings, Inc. (“GB Holdings”) controlled the operations and business of Atlantic Holdings and its subsidiary (the “Company”) prior to a transaction effective as of July 22, 2004 (the “Transaction”), which included, among other things, the transfer of substantially all of the assets of GB Holdings to the Company, and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. The combined financial statements for the three months ended March 31, 2004 present the results of Atlantic Holdings and subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to March 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.

PART I. FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED COMBINED BALANCE SHEETS

	As of	As of
	March 31, 2005	December 31, 2004

	(Restated)
	(Dollars in thousands,
	except share related data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,929	$12,756
Accounts receivable, net	4,371	5,100
Other current assets	10,016	7,533

Total Current Assets	29,316	25,389

Property and equipment, net	168,237	171,640
Obligatory investments, net	11,830	11,647
Deferred financing costs and other assets	7,557	8,113

Total Other Assets	19,387	19,760

TOTAL ASSETS	$216,940	$216,789

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Line of credit	$4,000	$—
Accounts payable-trade	5,271	6,710
Accrued expenses	8,886	7,428
Accrued payroll and related expenses	7,503	6,818
Accounts payable-related party	588	371
Current portion of capital lease obligation	236	248

Total Current Liabilities	26,484	21,575

Long-Term Liabilities:
Long-term debt, less current portion	66,259	66,259
Capital lease obligations, less current portion	385	432
Other	5,496	4,920

Total Long-Term Liabilities	72,140	71,611

Commitments and Contingencies
Shareholder’s Equity:
Common Stock, $.01 par value share; 20,000,000 shares authorized; 2,882,938 shares outstanding	29	29
Additional paid-in capital	124,083	126,550
Warrants outstanding	43,587	43,587
Accumulated deficit	(49,383)	(46,563)

Total Shareholder’s Equity	118,316	123,603

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$216,940	$216,789

See notes to condensed combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

		(Restated)
	(Dollars in thousands, except
	share related data)
	(Unaudited)
REVENUES:
Casino	$37,341	$38,119
Hotel	2,294	2,288
Food and beverage	4,866	4,990
Other	807	927

Gross revenues	45,308	46,324
Less promotional allowances	(5,343)	(5,334)

Net revenues	39,965	40,990

COSTS AND EXPENSES:
Casino	11,827	12,214
Hotel	703	655
Food and beverage	1,566	2,027
Other	209	203
Selling, general and administrative	22,864	21,016
Depreciation and amortization	4,026	3,567
Provision for obligatory investments	238	368
Gain on sale of assets	(4)	—

Total costs and expenses	41,429	40,050

INCOME (LOSS) FROM OPERATIONS	(1,464)	940

OTHER INCOME (EXPENSE):
Interest income	107	71
Interest expense	(1,193)	(3,190)
Debt restructuring costs	(23)	(710)

Total other expense, net	(1,109)	(3,829)

LOSS BEFORE INCOME TAXES	(2,573)	(2,889)
Provision for income taxes	247	267

NET LOSS	$(2,820)	$(3,156)

Basic/diluted loss per common share	$(0.98)	$(1.09)

Weighted average common shares outstanding	2,882,938	2,882,938

See notes to condensed combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

		(Restated)
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,820)	$(3,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,026	3,567
Provision for obligatory investments	238	368
Gain on sale of assets	(4)	—
Changes in operating assets and liabilities:
Accounts receivable, net	729	76
Other assets	(1,946)	865
Accounts payable and accrued expenses	704	(4,584)
Other liabilities	576	71

Net cash provided by (used in) operating activities	1,503	(2,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(571)	(2,118)
Purchase of obligatory investments	(553)	(517)
Cash proceeds from sale of property and equipment	4	—
Cash proceeds from sale of obligatory investments	132	9

Net cash used in investing activities	(988)	(2,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	4,000	—
Debt issuance cost	(33)	—
Related party payables	217	4,100
Payments on capital lease obligation	(59)	—
Return of capital of GB Holdings, Inc.	(2,467)	—

Net cash provided by financing activities	1,658	4,100

Net increase (decrease) in cash and cash equivalents	2,173	(1,319)
Cash and cash equivalents — beginning of period	12,756	16,904

Cash and cash equivalents — end of period	$14,929	$15,585

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$89	$6,050

Cash paid for income taxes	$88	$88

Interest capitalized	$2	$28

See notes to condensed combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1.	Organization, Business and Basis of Presentation
      Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings” or the “Company”) is a Delaware corporation formed in October 2003 and was a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. (“GBHC”), which was a wholly-owned subsidiary of GB Holdings, Inc. (“GB Holdings”). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City, New Jersey (“The Sands”). ACE Gaming LLC (“ACE”), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings, was formed in November 2003. ACE is a single member LLC with Atlantic Holdings as its sole member. In connection with a transaction (the “Transaction”) which was consummated in July of 2004, substantially all of the assets of GB Holdings, including The Sands, and certain subsidiaries were transferred to Atlantic Holdings and subsequently to ACE. Each of Atlantic Holdings and GB Holdings are controlled by affiliates of Carl C. Ichan.

Basis of Presentation
      The condensed combined financial statements were prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP (U.S. generally accepted accounting principles) can be condensed or omitted. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company’s annual report on Form 10-K/ A for the year ended December 31, 2004.
      Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for the three month period ended March 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to March 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
      In preparing the combined financial statements, the assets and liabilities, revenues and expenses of the operations prior to the Transaction are reflected in the accompanying combined financial statements. All significant intercompany transactions and balances have been eliminated in combination.
      In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed combined financial position as of March 31, 2005 and the condensed combined results of operations for the three months ended March 31, 2005 and 2004 have been made. The results set forth in the condensed combined statement of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2.	Restatement
      Because GB Holdings controlled the operations and business prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the Company restated its financial statements to present such statements on a combined basis similar to a pooling-of-interests as of December 31, 2003 and for the three month period ended March 31, 2004. The combined financial statements for the three month period ended March 31, 2004 have been restated to present the

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)
results of Atlantic Holdings and subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to March 31, 2004 and as if the prior operations were transferred to the Company as of the earliest date presented.

	March 31, 2005

	As		As
	Previously		Restated
	Reported

ASSETS
Current Assets:
Cash and cash equivalents	$14,929		$14,929
Accounts receivable, net	4,371		4,371
Deferred financing costs	2,127	(1)	—
Other current assets	9,809		10,016

Total current assets	31,236		29,316

Property and equipment, net	168,237		168,237
Obligatory investments, net	11,830		11,830
Deferred financing costs and other assets	3,970	(1)	7,557
Other assets	1,667		—

Total other assets	17,467		19,387

	$216,940		$216,940

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Line of credit	$4,000		$4,000
Current portion capital leases	236		236
Accounts payable-trade	3,912	(2)	5,271
Accounts payable-related party	588		588
Accrued payroll and related expenses	7,503		7,503
Accrued expenses	10,245	(2)	8,886

Total current liabilities	26,484		26,484
Long-term debt	66,259		66,259
Non-current capital leases	385		385
Other	5,496		5,496
Commitments and Contingencies
Shareholder’s Equity:
Common stock, $0.1 par value per share; 20,00,000 shares authorized; 2,882,938 shares outstanding	29		29
Additional paid-in capital	83,934	(3)	124,083
Warrants outstanding	43,587		43,587
Accumulated deficit	(9,234	)(3)	(49,383)

Total shareholder’s equity	118,316		118,316

	$216,940		$216,940

(1) Amounts restated to properly classify deferred financing costs as other noncurrent assets.
(2) Amounts reclassified within accrued liabilities.
(3) Amounts restated to properly reflect balances on a combined basis.
     All amounts presented in the combined statements of operations and cash flows for the three months ended March 31, 2004 have been restated, there was no information previously presented for that period.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

Note 3.	Transactions with Related Parties
      The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC (“ACEP”), which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended March 31, 2005 and 2004, the Company was billed approximately $136,000 and $106,000, respectively.
      The Company has entered into an agreement with XO Communications, Inc., a long-distance phone carrier an entity affiliated with Mr. Icahn. Payments for such charges incurred for the three months ended March 31, 2005 and 2004 amounted to $40,000 and $56,000, respectively. The agreement is currently continuing on a monthly basis.
      In connection with the Transaction, GB Holdings, Atlantic Holdings and ACE entered into a Contribution Agreement, pursuant to which Atlantic Holdings paid approximately $2.5 million to GB Holdings for the three months ended March 31, 2005, of which approximately $2.4 million was for interest on the 11% Notes due 2005 which were not previously exchanged for 3% Notes due 2008, issued by Atlantic Holdings and guaranteed by ACE. Additionally, the Company agreed to pay to GB Holdings an amount equal to GB Holdings’ normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.
      As of March 31, 2005 and December 31, 2004, the Company owed approximately $588,000 and $371,000, respectively, from related parties. This payable is primarily related to the intercompany services arrangement with ACEP.

Note 4.	Line of Credit
      On November 12, 2004, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp., as lender, and certain related ancillary documents, pursuant to which Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million to be used for working capital purposes in the operation of The Sands.
      All borrowings under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the borrowings are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.
      The borrower and guarantor on the Loan Agreement are required to maintain certain financial covenants. As of March 31, 2005, the Company had outstanding borrowings of $4.0 million under the Loan Agreement and was in compliance with these covenants.

Note 5.	Commitments and Contingencies
Legal Proceedings
      Tax appeals challenging the amount of ACE’s real property assessments for tax years 1996 through 2004 are pending before the New Jersey Tax Court. A trial in this matter commenced on May 3, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations
      This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and ACE Gaming, LLC (“ACE” and collectively with Atlantic Holdings, the “Company”). The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management’s ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words “believes”, “estimates”, “anticipates”, “expects”, “intends” and similar expressions as they relate to Atlantic Holdings, ACE or its management are intended to identify forward-looking statements (see “Private Securities Litigation Reform Act” below).
OVERVIEW

Financial Statements Presentation
      Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for the three month period ended March 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to March 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
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
      Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings” or the “Company”) is a Delaware corporation formed in October 2003 and was a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. (“GBHC”) which was a wholly-owned subsidiary of GB Holdings, Inc (“GB Holdings”). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City, New Jersey (“The Sands”). ACE Gaming LLC (“ACE”), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. ACE is a single member LLC with Atlantic Holdings as its sole member. In connection with a transaction (the “Transaction”) which was consummated in July of 2004, substantially all of the assets of GB Holdings, including The Sands, and certain subsidiaries were transferred to Atlantic Holdings and subsequently to ACE.

RESULTS OF OPERATIONS
      Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets initially recognizes the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined results of operations discussed below for the three month period ended March 31, 2004 present the results of Atlantic Holdings and subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to March 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
     Revenues
      Overall casino revenues decreased $778,000 for the three months ended March 31, 2005 compared to the same prior year period. The decrease in casino revenue is a result of decreased slot win of $2,163,000, partially offset by increased table game win of $1,385,000. Table game drop increased by $192,000 (0.3%) during the three months ended March 31, 2005 compared with the same prior year period, despite a highly competitive Atlantic City market. The Company’s increase in table game drop is a result of a combination of enhanced player development efforts, especially in Asian marketing, and an increase in the number of table games, which include games favored by Asian players. The table game hold percentage increased 2.3 percentage points to 17.7% for the three month period ended March 31, 2005 compared to the same period for the prior year. Slot machine handle decreased $30.8 million (7.1%) during the three months ended March 31, 2005, compared with the same period of 2004. The Company’s 2005 decrease in handle is primarily attributed to the effect of an increased capacity in slots, hotel, and parking at existing Atlantic City Casinos. This decrease in slot machine handle is partially offset by an increase in hold percentage.
      Food and beverage revenue decreased $124,000 (2.5%) for the three months ended March 31, 2005 compared to the same prior year period. This decrease is due to decreased food revenue ($153,000) offset by an increase in beverage revenue ($29,000).

Promotional Allowances
      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 14.3% during the three months ended March 31, 2005 from 14.0% during the same prior year period. The increase in this ratio is attributable to the Company’s efforts to retain casino gaming market share in response to competitiveness within the Atlantic City market.

Departmental Expenses
      Casino expenses decreased by $387,000 (3.2%) for the three months ended March 31, 2005 compared to the same prior year period. The decrease in casino expenses is primarily due to the reduction in payroll and related expenses ($459,000) due to labor efficiencies. This was partially offset by an increase in regulatory fees ($272,000) due to a credit received from surplus Casino Control Commission funds in 2004.
      Hotel expenses increased $48,000 for the three months ended March 31, 2005 compared to the same prior year period. The increases were due to fewer costs allocated to casino expenses ($134,000) as a result of decreased room complimentaries generated by casino promotions. Total complimentary room nights decreased by 1,044 or 3.2% over the same prior year period. Hotel payroll and benefits decreased $110,000 year to year due to labor efficiencies.
      Food and beverage expenses decreased $461,000 for the three months ended March 31, 2005 compared to the same prior year period. The decrease was primarily due to decreases in payroll and related expenses

($325,000) due to increased labor efficiencies. The decreases were also due to decreases in food and beverage cost of sales ($214,000) as a result of decreased food revenue, which was offset slightly by a reduction of allocable costs of complimentaries ($76,000) to casino expense

General and Administrative Expenses
      Selling, general, and administrative expenses increased $1.9 million for the three months ended March 31, 2005 compared to the same period last year. The increases were due to increased advertising and promotions expenses ($1.5 million), legal fees ($324,000), and repairs and maintenance expense ($130,000).

Depreciation and Amortization
      Depreciation and amortization expense increased $459,000 for the three month period ended March 31, 2005 compared to the same prior year period due to an increase in depreciation expense as a result of the continued investment in infrastructure and equipment during the current and preceding year.

Interest Expense
      Interest expense in 2005 is primarily due to the interest on $66.3 million of 3% notes and interest on the outstanding borrowings on the line of credit. The $2.0 million decrease in interest expense in comparison to the three month period ended March 31, 2004 is due to the conversion of $66.3 million of 11% Notes due 2005 to 3% notes, in July 2004, as part of the Transaction.
LIQUIDITY AND CAPITAL RESOURCES

Summary
      Management believes that cash flows generated from operations during 2005, as well as available cash reserves, will be sufficient to meet its operating plan. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company’s working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. As a result of this determination, on November 12, 2004, Atlantic Holdings and ACE entered into a senior secured revolving credit facility with Fortress Credit Corp. (“Fortress”), which provides for working capital loans of up to $10 million to be used for working capital purposes in the operation of The Sands. The loan agreement and the loans thereunder have been designated by the Board of Directors of Atlantic Holdings and Atlantic Holdings, as manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee). At March 31, 2005, we had outstanding borrowings under the senior credit facility of $4.0 million and availability of $6.0 million, subject to continuing compliance with existing covenant restrictions. All borrowings under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.
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

Operating Activities
      At March 31, 2005, the Company had cash and cash equivalents of $14.9 million. The Company provided $1.5 million of net cash from operations during the three months ended March 31, 2005 compared to using $2.8 million during the same prior year period. The 2005 increase in net cash provided by operations was primarily due to a reduction in amounts used for accounts payable and accrued expenses.

Investing Activities
      Capital expenditures for the three months ended March 31, 2005 amounted to approximately $571,000 compared to $2.1 million in 2004. In order to enhance its competitive position in the market place, The Company may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations.
      The Company is required by the New Jersey Casino Control Commission (“CCC”) to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority (“CRDA”) in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2005 and 2004 amounted to $553,000 and $517,000, respectively.

Financing Activities
      In connection with the Consent Solicitation and Offer to Exchange described above, holders of approximately $66,259,000 of GB Holdings 11% Notes exchanged such notes for an equal principal amount of our 3% Notes that mature on July 22, 2008. As a result, approximately $43,741,000 of principal amount of the GB Holdings 11% Notes remain outstanding and mature on September 29, 2005. GB Holdings’ ability to pay the remaining GB Holdings 11% Notes at maturity on September 29, 2005 will depend upon its ability to refinance such Notes on favorable terms, or at all, or to derive sufficient funds from the sale of its Atlantic Holdings Common Stock or from a borrowing. If GB Holdings is unable to pay the remaining GB Holdings 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking or being forced into bankruptcy or reorganization.
      Accrued interest on the 3% Notes was approximately $1.4 million at March 31, 2005. Interest is payable at maturity of the 3% Notes on July 22, 2008.
      On November 12, 2004, Atlantic Holdings and ACE entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp., as lender, and certain related ancillary documents, pursuant to which Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million (the “Loans”), to be used for working capital purposes in the operation of The Company. The Loan Agreement and the Loans thereunder have been designated by the Board of Directors of Atlantic Holdings and Atlantic Holdings, as manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture) (the “Indenture”), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee (the “Trustee”).
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
      The Borrower and Guarantor on the Loan Agreement are required to maintain the following financial covenants; (1) a minimum EBITDA (as defined in the Loan Agreement) of $12.5 million, which shall be measured and confirmed as of the twelve month period ended each respective January 1, April 1, July 1 and October 1 of each year until the full and final satisfaction of the loan and (2) a Minimum Leverage Ratio of which the Borrower shall not permit its ratio of defined Total Debt to EBITDA, as measured and confirmed annually on a trailing twelve month basis to exceed 6.25:1. As of March 31, 2005, the Company was in compliance with these covenants.
      Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the CCC determine that, among other things, Atlantic Holdings and ACE are financially stable. In order to be found “financially stable” under the New Jersey Casino Control Act (“NJCCA”), Atlantic Holdings and ACE have to demonstrate among other things, its ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, a timely renewal application of the casino license for a four year term was filed. The CCC approved the casino license renewal application on September 29, 2004 with certain conditions, including monthly written reports on the status of the GB Holdings 11% Notes, a definitive plan by GB Holdings to address the maturity of the GB Holdings 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

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
      Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the CCC determine that, among other things, Atlantic Holdings and ACE are financially stable. In order to be found “financially stable” under the NJCCA, Atlantic Holdings and ACE must demonstrate, among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, a timely renewal application of its casino license for a four year term was filed. The CCC approved the casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the GB Holdings 11% Notes, a definitive plan by GB Holdings to address the maturity of the GB Holdings 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

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
      The Company is exposed to certain risks related to the creditworthiness of its patrons. Historically, The Sands has extended credit on a discretionary basis to certain qualified patrons. For the three months ended March 31, 2005, gaming credit extended to The Sands’ table game patrons accounted for approximately 17.5% of overall table game wagering, and table game wagering accounted for approximately 13.0% of overall casino wagering during the period. At March 31, 2005, gaming receivables amount to $7.1 million before an allowance for uncollectible gaming receivables of $3.5 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands will not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

The Company’s success depends in part on the availability of qualified management and personnel and on the Company’s ability to retain such employees.
      The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company’s business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company’s jurisdiction and nationwide. The Borgata opening and other Atlantic City casino expansions have aggravated this problem. Future expansions, in Atlantic City or other neighboring jurisdictions, could further exacerbate this situation. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company’s key executives could have a material adverse effect on the Company’s financial condition and results of operations.
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
      In the summer of 2003, the State of New Jersey considered approving Video Lottery Terminals (“VLTs”) at the racetracks in the state and on July 1, 2003, the NJCCA was amended to impose various new and increased taxes on casino license revenues. There is no guarantee that New Jersey will not consider approving VLTs in the future, and if VLTs are approved, it could adversely affect the Company’s operations, and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect the Company’s results of operations.
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
      The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
      In accordance with the Exchange Act rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s management, of the effectiveness of the Company’s disclosure and procedures as of the end of the period covered by this report. The Company is filing this amendment to such report to provide financial statements of the Company and the operations transferred from GB Holdings on a combined basis in a manner similar to pooling of interests for the three month period ended March 31, 2004. The combined financial statements present the results of Atlantic Holdings and its subsidiary, Ace Gaming, as if the Company had been in existence through the period from January 1, 2004 to March 31, 2004 and as if the operations transferred from GB Holdings (i.e. The Sands) were transferred to the Company as of the earliest date presented. The Company was organized in 2003. The quarterly report on the Form 10-Q, as originally filed, included a statement of operations which presented results of operations of The Sands from July 22, 2004, the date on which GB Holdings transferred the operations of the Sands to Atlantic Holdings, through December 31, 2004. The requirement to restate the financial statements indicates that a “material weakness” as defined by the Public Company Accounting Oversight Board exists in the Company’s internal controls. Based on its evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this report, due solely to the material weakness described above, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

/s/ Denise Barton

Denise Barton
Chief Financial Officer
Date: September 15, 2005

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