Form 10-Q
period 2005-06-30
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2005-09-15
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at August 17, 2005

Atlantic Coast Entertainment Holdings, Inc.	Common stock, $.01 par value	6,916,778 shares

PART I. FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED COMBINED BALANCE SHEETS

	As of	As of
	June 30, 2005	December 31, 2004

	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$14,207	$12,756
Accounts receivable, net	4,371	5,100
Other current assets	10,471	7,533

Total Current Assets	29,049	25,389

Property and Equipment, net	165,455	171,640

Obligatory investments, net	12,390	11,647
Deferred financing costs and other assets	4,775	8,113

Total Other Assets	17,165	19,760

TOTAL ASSETS	$211,669	$216,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$3,000	$—
Accounts payable-trade	5,070	6,710
Accrued expenses	8,088	7,428
Accrued payroll and related expenses	7,649	6,818
Accounts payable-related party	813	371
Current portion of capital lease obligation	317	248

Total Current Liabilities	24,937	21,575

Long-Term Liabilities:
Long-term debt, less current portion	37,459	66,259
Capital lease obligations, less current portion	411	432
Other	5,248	4,920

Total Long-Term Liabilities	43,118	71,611

Total Liabilities	68,055	93,186

Commitments and Contingencies
Shareholders’ Equity:
Common stock; $.01 par value share; 20,000,000 shares authorized; 6,912,023 and 2,882,938 shares outstanding	69	29
Additional paid-in capital	187,226	126,550
Warrants outstanding	9,813	43,587
Accumulated deficit	(53,494)	(46,563)

Total Shareholders’ Equity	143,614	123,603

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$211,669	$216,789

See notes to condensed combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004

	(Unaudited)
	(In thousands, except share
	data)
REVENUES:
Casino	$37,377	$41,112
Hotel	2,890	2,780
Food and beverage	5,415	5,800
Other	886	1,020

Gross Revenues	46,568	50,712
Less promotional allowances	5,645	6,142

Net Revenues	40,923	44,570

COSTS AND EXPENSES:
Casino	12,195	12,937
Hotel	1,189	734
Food and beverage	1,884	2,067
Other operating expenses	250	211
Selling, general and administrative	22,224	22,835
Depreciation and amortization	3,881	3,660
Provision for obligatory investments	(25)	219
Gain on sale of assets	(1)	(31)

Total Costs And Expenses	41,597	42,632

INCOME (LOSS) FROM OPERATIONS	(674)	1,938

OTHER INCOME (EXPENSE):
Interest income	147	87
Interest expense	(3,333)	(3,144)
Debt restructuring costs	—	(1,129)

Total other expense, net	(3,186)	(4,186)

LOSS BEFORE INCOME TAXES	(3,860)	(2,248)
Provision for income taxes	251	245

NET LOSS	$(4,111)	$(2,493)

Basic/diluted loss per common share	$(0.85)	$(0.86)

Weighted average common shares outstanding	4,831,853	2,882,938

See notes to condensed combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004

	(Unaudited)
	(In thousands, except share
	data)
REVENUES:
Casino	$74,718	$79,231
Hotel	5,184	5,068
Food and beverage	10,281	10,790
Other	1,693	1,947

Gross Revenues	91,876	97,036
Less promotional allowances	10,988	11,476

Net Revenues	80,888	85,560

COSTS AND EXPENSES:
Casino	24,022	25,151
Hotel	1,892	1,389
Food and beverage	3,450	4,094
Other operating expenses	459	414
Selling, general and administrative	45,088	43,852
Depreciation and amortization	7,907	7,226
Provision for obligatory investments	213	587
Gain on sale of assets	(5)	(31)

Total Costs And Expenses	83,026	82,682

INCOME (LOSS) FROM OPERATIONS	(2,138)	2,878

OTHER INCOME (EXPENSE):
Interest income	254	158
Interest expense	(4,526)	(6,334)
Debt restructuring costs	(23)	(1,839)

Total other expense, net	(4,295)	(8,015)

LOSS BEFORE INCOME TAXES	(6,433)	(5,137)
Provision for income taxes	498	512

NET LOSS	$(6,931)	$(5,649)

Basic/diluted loss per common share	$(1.79)	$(1.96)

Weighted average common shares outstanding	3,862,779	2,882,938

See notes to condensed combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

	(In thousands, except share amounts)
BALANCE, December 31, 2004	2,882,938	$29	$126,550	$43,587	$(46,563)	$123,603
Conversion of 3% notes	1,898,181	19	29,500			29,519
Exercise of warrants	2,130,904	21	33,774	(33,774)		21
Return of capital to GB Holdings			(2,598)			(2,598)
Net Loss					(6,931)	(6,931)

BALANCE, June 30, 2005	6,912,023	$69	$187,226	$9,813	$(53,494)	$143,614

See notes to condensed combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,931)	$(5,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,907	7,226
(Gain) Loss on sale or disposal of assets	(5)	(31)
Provision for obligatory investments	213	587
Changes in operating assets and liabilities:
Accounts receivable, net	729	(2)
Other assets	297	1,102
Accounts payable — trade	(1,640)	(2,374)
Accrued expenses	1,491	2,788
Other Liabilities	1,047	154

Net Cash Provided By Operating Activities	3,108	3,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,473)	(6,190)
Purchase of obligatory investments	(1,094)	(1,072)
Cash proceeds from sale of obligatory investments	137	209
Cash proceeds from sale of property and equipment	5	31

Net Cash Used In Investing Activities	(2,425)	(7,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	3,000	—
Increase in related party payables	442	4,100
Proceeds from exercised warrants	21	—
Payments on capital lease obligation	(97)	—
Return of capital of GB Holdings, Inc.	(2,598)	—

Net Cash Provided by Financing Activities	768	4,100

Net increase in cash and cash equivalents	1,451	879
Cash and cash equivalents — beginning of period	12,756	16,904

Cash And Cash Equivalents — End of Period	$14,207	$17,783

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$219	$6,050

Cash paid for income taxes	$517	$603

Interest capitalized	$5	$101

Exercise of warrants	$33,774	$—

Purchase of equipment with capital lease	$145	$—

Conversion of notes payable and accrued interest to common stock	$29,519	$—

See notes to condensed combined financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	THE COMPANY
      Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings” or the “Company”) is a Delaware corporation formed in October 2003 as a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. (“GBHC”) which was a wholly-owned subsidiary of GB Holdings, Inc (“GB Holdings”). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City, New Jersey (“The Sands”). ACE Gaming LLC (“ACE”), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. ACE is a single member LLC with Atlantic Holdings as its sole member. In connection with a transaction (the “Transaction”) which was consummated in July 2004, substantially all of the assets of GB Holdings, including The Sands, and certain subsidiaries were transferred to Atlantic Holdings and subsequently to ACE.
      Our 3% secured notes due 2008 guaranteed by ACE (the “notes”), are convertible into 65.90909 shares of our common stock for each $1,000 of principal amount of notes and related accrued interest. On May 17, 2005, American Real Estate Partners, L.P., (“AREP”), which owned an aggregate principal amount of $63.9 million of our notes elected to convert an aggregate of $28.8 million in principal amount of the notes into 1,898,181 shares of our common stock, pursuant to the terms of the indenture governing the notes. AREP is a publicly traded master limited partnership. Carl C. Icahn, through affiliates, owns approximately 90.0% of its depositary units and 86.5% of its preferred units and all of the capital stock of AREP’s general partner, American Property Investors, Inc.
      Pursuant to the terms of a warrant agreement for warrants issued in connection with the Transaction and the election to convert the notes, holders of our warrants may exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. The Company entered into an agreement with American Stock Transfer and Trust Company, as of May 17, 2005 to facilitate this exchange.
      On May 17, 2005, we received notice from American Stock Transfer and Trust Company that affiliates of Mr. Icahn, including AREP, exercised their warrants for an aggregate of 2,130,904 shares of our common stock. As a result of the exercise of warrants and the conversion of a portion of the notes owned by AREP, affiliates of Mr. Icahn, including AREP, owned an aggregate of 4,029,085 shares of our common stock, representing approximately 58.3% of our outstanding common stock. GB Holdings, Inc. owned the remaining approximate 41.7% of our outstanding common stock. On June 30, 2005, AREP purchased from Mr. Icahn’s affiliates the shares of our common stock owned by them. After the conversion of notes by AREP, it continues to own approximately $35.1 million in principal amount of the notes. If AREP elects to convert its remaining notes, AREP would then own approximately 6.34 million shares of our common stock, representing approximately 63.4% of our outstanding common stock, on a fully diluted basis including both shares owned by GB Holdings and shares issuable upon exercise of the remaining outstanding warrants. To the extent that warrants are not exercised, the percentage of our common stock owned by AREP and GB Holdings on a fully diluted basis, would increase. Our board of directors has the right to limit the term of the warrants.

NOTE 2.	BASIS OF PRESENTATION
      The condensed combined financial statements were prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by GAAP (U.S. generally accepted accounting principles) can be condensed or omitted. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)
      Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for the six month period ended June 30, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
      In addition, the combined financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities historically associated with the operations that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. The assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

Current assets, primarily prepayments	$266
Long-term debt, current portion	$43,741
Note payable related party	$21,900
Accrued interest	$2,984
      In connection with the Transaction in addition to the assets and liabilities related to the operations of The Sands, GB Holdings also transferred $16.9 million in cash to Atlantic Holdings.
      In preparing the combined financial statements, the assets and liabilities, revenues and expenses of the operations prior to the Transaction are reflected in the accompanying combined financial statements.
      In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed combined financial position as of June 30, 2005 and the condensed combined results of operations for the three and six months ended June 30, 2005 and 2004 have been made. The results set forth in the condensed combined statement of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF COMBINATION
      The condensed combined financial statements include the accounts of Atlantic Holdings and ACE. All significant intercompany transactions and balances have been eliminated in combination.

NOTE 3.	RELATED PARTY TRANSACTIONS
      The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC (“ACEP”), which is controlled by affiliates of Carl C. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three and six months ended June 30, 2005, the Company was billed approximately $179,000 and $315,000, respectively. For the three and six months ended June 30, 2004, the Company was billed approximately $67,000 and $116,000, respectively.
      The Company has entered into an agreement with XO Communications, Inc., a long-distance phone carrier, an entity affiliated with Mr. Icahn. Payments for such charges incurred for the three months ended June 30, 2005 and 2004 amounted to $44,000 and $40,000, respectively, and $84,000, and $81,000 for the six months ended June 30, 2005 and 2004, respectively. The agreement was extended in June 2005 through April 2007.
      In connection with the Transaction, GB Holdings, Atlantic Holdings and ACE entered into a Contribution Agreement, pursuant to which, Atlantic Holdings paid approximately $200,000 and $2.6 million

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)
to GB Holdings for the three and six months ended June 30, 2005, respectively, of which approximately $2.4 million was for interest on the 11% Notes due 2005 (the “GB Holdings 11% Notes”) which were not previously exchanged for our notes. Additionally, the Company agreed to pay to GB Holdings an amount equal to GB Holdings’ normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.
      As of June 30, 2005 and December 31, 2004, the Company owed approximately $813,000 and $371,000, respectively, to related parties. This payable is primarily related to the intercompany services arrangement with ACEP.

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
      All borrowings under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or on any earlier date on which the borrowings are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.
      The borrower and guarantor on the Loan Agreement are required to comply with certain financial covenants. As of June 30, 2005, the Company had outstanding borrowings of $3.0 million under the Loan Agreement and was in compliance with these covenants.

NOTE 5.	LEGAL PROCEEDINGS
      Tax appeals challenging the amount of ACE’s real property assessments for tax years 1996 through 2005 are pending. A trial was conducted from May through July 2005 for the tax years 1996 through 1999. A ruling from the New Jersey Tax Court is expected to be issued at the end of 2005. A trial for the tax years 2000 through 2003 is expected to commence subsequent to that ruling.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and ACE Gaming, LLC (“ACE” and collectively with Atlantic Holdings the “Company”). The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management’s ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words “believes”, “estimates”, “anticipates”, “expects”, “intends” and similar expressions as they relate to Atlantic Holdings, ACE or its management are intended to identify forward-looking statements (see “Private Securities Litigation Reform Act” below).
OVERVIEW
      Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings” or the “Company”) is a Delaware corporation formed in October 2003 as a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. (“GBHC”) which was a wholly-owned subsidiary of GB Holdings, Inc (“GB Holdings”). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City, New Jersey (“The Sands”). ACE Gaming LLC (“ACE”), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. ACE is a single member LLC with Atlantic Holdings as its sole member. In connection with a transaction (the “Transaction”) which was consummated in July 2004, substantially all of the assets of GB Holdings, including The Sands, and certain subsidiaries were transferred to Atlantic Holdings and subsequently to ACE.
      Our 3% secured notes due 2008 guaranteed by ACE (the “notes”), are convertible into 65.90909 shares of our common stock for each $1,000 of principal amount of notes and related accrued interest. On May 17, 2005, American Real Estate Partners, L.P., (“AREP”), which owned an aggregate principal amount of $63.9 million of our notes elected to convert an aggregate of $28.8 million in principal amount of the notes into 1,898,181 shares of our common stock, pursuant to the terms of the indenture governing the notes. AREP is a publicly traded master limited partnership. Carl C. Icahn, through affiliates, owns approximately 90.0% of its depositary units and 86.5% of its preferred units and all of the capital stock of AREP’s general partner, American Property Investors, Inc.
      Pursuant to the terms of a warrant agreement for warrants issued in connection with the Transaction and the election to convert the notes, holders of our warrants may exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.1 per share of our common stock. The Company entered into an agreement with American Stock Transfer and Trust Company, as of May 17, 2005 to facilitate this exchange.
      On May 17, 2005, we received notice from American Stock Transfer and Trust Company that affiliates of Mr. Icahn, including AREP, exercised their warrants for an aggregate of 2,130,904 shares of our common stock. As a result of the exercise of warrants and the conversion of a portion of the notes owned by AREP, affiliates of Mr. Icahn, including AREP, owned an aggregate of 4,029,085 shares of our common stock, representing approximately 58.3% of our outstanding common stock. GB Holdings, Inc. owned the remaining approximate 41.7% of our outstanding common stock. On June 30, 2005, AREP purchased from Mr. Icahn’s affiliates the shares of our common stock owned by them. After the conversion of notes by AREP, it continues to own approximately $35.1 million in principal amount of the notes. If AREP elects to convert its remaining notes, AREP would then own approximately 6.34 million shares of our common stock, representing approximately 63.4% of our outstanding common stock, on a fully diluted basis including both shares owned by GB Holdings and shares issuable upon exercise of the remaining outstanding warrants. To the extent that warrants are not exercised, the percentage of our common stock owned by AREP and GB Holdings on a fully diluted basis, would increase. Our board of directors has the right to limit the term of the warrants.
      Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the

Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets initially recognizes the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined results of operations discussed below for each of the three and six month periods ended June 30, 2004 present the results of Atlantic Holdings and subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to June 30, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
RESULTS OF OPERATIONS
      The Company primarily generates revenues from gaming operations at The Sands located in Atlantic City, New Jersey. Although the Company’s other business activities, including hotel, entertainment, retail store, food and beverage operations, also generate revenues, these revenues are nominal in comparison to revenues generated by the gaming operations. The non-gaming operations primarily support the gaming operation by providing complimentary goods and services to gaming customers. The Company competes in a capital intensive industry that requires continual reinvestment in its facilities and technology.
      The Company faces a number of competitive challenges during fiscal 2005, including increased competition from other existing casinos that invested in capital improvements, and a corresponding increase in competition for both table game and slot machine players.
      We currently offer gaming, hotel, dining and entertainment at The Sands. The following table provides certain summary information for The Sands:

	Number of
Casino	Hotel	Number of	Number of
Square Footage	Rooms	Slots	Table Games

82,000	620	2,161	92
      We use certain key measurements to evaluate operating revenue. Casino revenue measurements include “table games drop” and “slot coin-in” as volume measurements which are the amounts wagered by patrons. “Win” or “hold” percentage represents the percentage of drop or coin-in that is won by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks, and the average check amount.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2004

	Three Months Ended
	June 30,

	2005	2004	% Change

	(in millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$37.4	$41.1	(9.1)%
Hotel	2.9	2.8	4.0%
Food and beverage	5.4	5.8	(6.6)%
Other	0.9	1.0	(13.1)%

Gross revenues	46.6	50.7	(8.2)%
Less promotional allowances	5.7	6.1	(8.1)%

Net revenues	40.9	44.6	(8.2)%
Costs and expenses:
Casino	12.2	12.9	(5.7)%
Hotel	1.2	0.7	62.0%
Food and beverage	1.9	2.1	(8.9)%
Other operating expenses	0.2	0.2	18.5%
Selling, general and administrative	22.2	22.8	(2.7)%
Depreciation and amortization	3.9	3.7	6.0%
Provision for obligatory investments	0.0	0.2	111.4%

Total costs and expenses	41.6	42.6	(2.5)%

Income (loss) from operations	$(0.7)	$2.0	(134.8)%

Gross Revenues
      Gross revenues decreased 8.2% to $46.6 million for the three months ended June 30, 2005 from $50.7 million for the three months ended June 30, 2004. This decrease was primarily due to reduced casino revenues, as discussed below.

Casino Revenues
      Casino revenues decreased 9.1% to $37.4 million for the three months ended June 30, 2005 from $41.1 million for the three months ended June 30, 2004, of which slot machine revenues were $28.0 million and table games revenues were $9.0 million for the three months ended June 30, 2005 compared to $30.6 million and $10.2 million, respectively, for the three months ended June 30, 2004. The decrease in casino revenue was a result of decreased slot win of $2.6 million and decreased table game win of $1.1 million. Slot machine coin-in decreased 16.4% to $402.7 million for the three months ended June 30, 2005 from $481.9 million for the three months ended June 30, 2004. The decrease in coin-in was primarily attributable to increased competition. Table games drop increased 15.3% to $65.4 million for the three months ended June 30, 2005 from $56.7 million for the three months ended June 30, 2004, despite a highly competitive Atlantic City market. The Company’s increase in table games drop was a result of an increase in the number of table games over the prior year, which included games that the Company believes are favored by players. The table games hold percentage decreased 4.1 percentage points to 13.8% for the three months ended June 30, 2005 from the three months ended June 30, 2004.

Non-Casino Revenues
      Hotel revenues increased 4.0% to $2.9 million for the three months ended June 30, 2005 from $2.8 million for the three months ended June 30, 2004. This increase was primarily due to an increase in occupancy and in the average daily room rate from $56.63 for the three months ended June 30, 2004 to $58.74 for the three months ended June 30, 2005 or 3.7%. The increase in the average daily room rate was primarily attributable to an increase in group sales.
      Food and beverage revenues decreased 6.6% to $5.4 million for the three months ended June 30, 2005 from $5.8 million for the three months ended June 30, 2004. This decrease was due to a decrease in covers, especially in the high-volume Boardwalk Buffet.
      Other revenues, which consist primarily of entertainment revenues, decreased 13.1% to $886,000 for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. This decrease was due to less entertainment revenue as a result of reduced ticket prices.

Promotional Allowances
      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 15.1% for the three months ended June 30, 2005 from 14.9% for the three months ended June 30, 2004. This increase was attributable to the Company’s efforts to retain casino gaming market share due to the competitiveness within the Atlantic City market.

Operating Expenses
      Casino expenses decreased by 5.7% to $12.2 million for the three months ended June 30, 2005 from $12.9 million for the three months ended June 30, 2004. The decrease in casino expenses was primarily due to reduced gaming taxes as a result of lower casino revenues.
      Hotel expenses increased 62.0% to $1.2 million for the three months ended June 30, 2005 from $734,000 for the three months ended June 30, 2004. The increase was primarily due to increased labor and supply costs as a result of the increase in occupancy.
      Food and beverage expenses decreased 8.9% to $1.9 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004. The decrease was primarily due to lower food costs as a result of reduced food and beverage revenue.
      Other operating expenses increased 18.5% to $250,000 for the three months ended June 30, 2005 from $211,000 for the three months ended June 30, 2004. The increase was primarily due to increased payroll and related expenses as a result of increased benefit costs, which were partially offset by reduced entertainer fees.
      Selling, general, and administrative expenses decreased 2.7% to $22.2 million for the three months ended June 30, 2005 from $22.8 million for the three months ended June 30, 2004. The decrease was due to reduced real estate taxes due to lower assessments, reduced payroll and related expenses due to labor efficiencies and reduced advertising costs.

Interest Expense
      Interest expense in 2005 is primarily due to the accrual of interest on $37.5 million principal amount of notes, the remaining principal outstanding after the conversion of notes by AREP, at an interest rate of 3% plus interest on the outstanding borrowings under the revolving credit facility and the amortization of debt costs associated with the 3% Notes.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

	Six Months Ended June 30,

	2005	2004	% Change

	(in millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$74.7	$79.2	(5.7)%
Hotel	5.2	5.1	(2.3)%
Food and beverage	10.3	10.8	(4.7)%
Other	1.7	1.9	(13.0)%

Gross revenues	91.9	97.0	(5.3)%
Less promotional allowances	11.0	11.4	(4.3)%

Net revenues	80.9	85.6	(5.5)%
Costs and expenses:
Casino	24.0	25.2	(4.5)%
Hotel	1.9	1.4	36.2%
Food and beverage	3.4	4.1	(15.7)%
Other operating expenses	0.5	0.4	10.9%
Selling, general and administrative	45.1	43.8	2.8%
Depreciation and amortization	7.9	7.2	9.4%
Provision for obligatory investments	0.2	0.6	83.9%

Total costs and expenses	83.0	82.7	0.4%

Income (loss) from operations	$(2.1)	$2.9	(174.3)%

Gross Revenues
      Gross revenues decreased 5.3% to $91.9 million for the six months ended June 30, 2005 from $97.0 million for the six months ended June 30, 2004. This decrease was primarily due to a decrease in casino revenues, as discussed below.

Casino Revenues
      Casino revenues decreased 5.7% to $74.7 million for the six months ended June 30, 2005 from $79.2 million for the six months ended June 30, 2004. Slot machine revenues were $54.4 million and table games revenues were $19.7 million for the six months ended June 30, 2005 compared to $59.1 million and $19.4 million, respectively, for the six months ended June 30, 2004. The decrease in casino revenue was a result of decreased slot win of $4.8 million, partially offset by increased table game win of $250,000. Slot machine coin-in decreased 12.0% to $803.5 million for the six months ended June 30, 2005 from $913.4 million for the six months ended June 30, 2004. The decrease in coin-in was primarily attributable to the increased competition. Table games drop increased 4.9% to $125.5 million for the six months ended June 30, 2005 from $116.6 million for the six months ended June 30, 2004, despite a highly competitive Atlantic City market. The Company’s increase in table games drop was a result of an increase in the number of table games at The Sands over the prior year, which included games that the Company believes are favored by players. The table games hold percentage decreased 0.5 percentage points to 15.7% for the six months ended June 30, 2005.

Non-Casino Revenues
      Hotel revenues increased 2.3% to $5.2 million, for the six months ended June 30, 2005 from $5.1 million for the six months ended June 30, 2004. This increase was primarily due to an increase in occupancy and in the average daily room rate from $55.11, for the six months ended June 30, 2004, to $55.86, for the six months ended June 30, 2005, or 1.4%. The increase in the average daily room rate was primarily attributable to an increase in group sales.
      Food and beverage revenues decreased 4.7% to $10.3 million for the six months ended June 30, 2005 from $10.8 million for the six months ended June 30, 2004. This decrease was due to a decrease in covers, especially in the high-volume Boardwalk Buffet.
      Other revenues decreased 13.0% to $1.7 million for the six months ended June 30, 2005 from $1.9 million for the six months ended June 30, 2004. This decrease was due to lower entertainment revenue as a result of reduced ticket prices.

Promotional Allowances
      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 14.7% for the six months ended June 30, 2005 from 14.5% for the six months ended June 30, 2004. This increase was attributable to the Company’s efforts to retain casino gaming market share due to the competitiveness within the Atlantic City market.

Operating Expenses
      Casino expenses decreased by 4.5% to $24.0 million for the six months ended June 30, 2005 from $25.2 million for the six months ended June 30, 2004. The decrease in casino expenses was primarily due to reduced gaming taxes as a result of lower gaming revenues. Reduced payroll and related expenses, due to labor efficiencies, also contributed to the reduction in casino expenses.
      Hotel expenses increased 36.2% to $1.9 million for the six months ended June 30, 2005 from $1.4 million for the six months ended June 30, 2004. The increase was primarily due to an increase in labor and supply costs due to increased occupancy.
      Food and beverage expenses decreased 15.7% to $3.4 million for the six months ended June 30, 2005 from $4.1 million for the six months ended June 30, 2004. The decrease was primarily due to lower food costs as a result of reduced food and beverage revenue.
      Other operating expenses increased 10.9% to $459,000 for the six months ended June 30, 2005 from $414,000 for the six months ended June 30, 2004. The increase was primarily due to increased payroll and related expenses as a result of increased benefit costs and were partially offset by reduced entertainer fees.
      Selling, general, and administrative expenses increased 2.8% to $45.1 million for the six months ended June 30, 2005 from $43.8 million for the six months ended June 30, 2004. The increase was due to increased legal and accounting fees for administrative and corporate matters. Direct mail expense increased due to marketing programs aimed at retaining and expanding market share.

Interest Expense
      Interest expense in 2005 is primarily due to the accrual of interest on $37.5 million principal amount of notes, the remaining principal outstanding after the conversion of notes by AREP, at an interest rate of 3% plus interest on the outstanding borrowings under the revolving credit facility and the amortization of debt costs associated with the 3% Notes.

FINANCIAL CONDITION

Liquidity And Capital Resources
      Our primary source of cash is from the operation of The Sands. At June 30, 2005, we had cash and cash equivalents of $14.2 million. For the six months ended June 30, 2005, net cash provided by operating activities totaled approximately $3.1 million compared to approximately $3.8 million for the six months ended June 30, 2004. In addition to cash from operations, cash is available to Atlantic Coast, if necessary, under our senior secured revolving credit facility. The senior secured revolving credit facility allows for borrowings of up to $10.0 million, subject to us complying with financial and other covenants. At June 30, 2005, we had outstanding borrowings under the senior credit facility of $3.0 million and availability $7.0 million, subject to continuing compliance with existing covenant restrictions. All borrowings under the Loan Agreement are payable in full by no later than November 12, 2005 or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement. We are currently negotiating with our lender to extend the term of the revolving credit facility.
      Our primary use of cash is for capital spending. Capital spending for Atlantic Coast was approximately $1.6 million and $6.2 million, respectively, for the six months ended June 30, 2005 and 2004. We estimate our capital expenditures for 2005 will not exceed $7.0 million, which we anticipate will include primarily information technology infrastructure upgrades. The remainder of our capital spending estimate for 2005 will be for upgrades or maintenance to our existing assets. We also need to repay borrowing under the credit line if we do not obtain an extension or refinancing. We believe operating cash flows and borrowings available under the senior secured revolving credit facility will be adequate to meet our anticipated future requirements for working capital, currently projected capital spending for 2005 and scheduled interest payments under the senior secured revolving credit facility, lease payments and other indebtedness at least through the next twelve months. Our estimates of our reasonable anticipated liquidity needs may not be accurate and new business developments may not or other unforeseen events may occur, resulting in the need to raise additional funds
      We are currently exploring various plans for potential expansion of our facilities and improvements to our existing facilities. If we decide to expand and improve the facilities, the Company will be required to obtain additional financing since internally generated funds and amounts available for borrowing under our existing credit facility would not be sufficient. Additional financing could include equity or debt financings, or some combination of both. The Company may not be able to obtain the required consents or additional financing.
      We are required by the Casino Control Commission to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority in lieu of a certain investment alternative tax. Deposits for the six months ended June 30, 2005 amounted to $1.1 million compared to $0.9 million from the six months ended June 30, 2004.
      Atlantic Coast has $37.5 million principal amount of the notes that mature on July 22, 2008. Accrued interest on the 3% Notes was approximately $1.1 million at June 30, 2005. Interest is payable at maturity of the notes.
      Atlantic Coast’s senior secured revolving credit facility allows for borrowings of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in November 2005 or any earlier date on which the borrowings are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement. Interest accrues at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum. At June 30, 2005, there were $3.0 million in borrowings outstanding under the facility. The facility requires the maintenance of the following financial covenants; (1) a minimum EBITDA (as defined in the Loan Agreement) of $12.5 million, which is measured and confirmed as of the twelve month period ended each respective January 1, April 1, July 1 and October 1 of each year and (2) a Minimum Leverage Ratio of Total Debt to EBITDA, as measured and confirmed on a trailing twelve month basis to exceed 6.25:1.

      Borrowings under the credit facilities are secured by a first lien and security interest on all of Atlantic Holdings’ and its subsidiary’s personal property and a first mortgage on The Sands. The notes are also secured by a lien on the same collateral as secures the credit facility. The liens with respect to the notes are subordinated to the liens with respect to the credit facility.

Contractual Obligations
      The following table summarizes contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations, and capital leases at June 30, 2005.

	Payments Due by Period

		Less than
Contractual Obligations and Commitments	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Line of Credit	$3,000	$3,000	$—	$—	$—
Long-Term debt	37,459	—	—	37,459	—
Capital lease obligations	728	317	393	18	—
Obligatory Contributions:
VLT Agreement	2,860	953	1,907	—	—
CRDA obligation	4,709	84	157	3,319	1,149
Operating Leases:
Madison House	15,326	1,899	3,996	3,996	5,435
Equipment	76	76	—	—	—

Total cash obligations	$64,158	$6,329	$6,453	$44,792	$6,584

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
TRENDS AND OTHER UNCERTAINTIES

•	The Sands must maintain its casino license in order to operate.

•	The Company may need to increase capital expenditures to compete effectively and may not have the ability to do so.

•	If the Company fails to offer competitive products and services or maintain the loyalty of The Sands’ patrons, its business will be adversely affected.

•	The Company’s quarterly operating results are subject to fluctuations and seasonality, and if the Company fails to meet the expectations of securities analysts or investors, the Company’s share price may decrease significantly.

•	Increased state taxation of gaming and hospitality revenues could adversely affect the Company’s results of operations.

•	Energy price increases may adversely affect the Company’s costs of operations and revenues of The Sands.

•	A downturn in general economic conditions may adversely affect the Company’s results of operations.

•	Acts of terrorism and the uncertainty of the outcome and duration of the activity in Iraq and elsewhere, as well as other factors affecting discretionary consumer spending, have impacted the gaming industry and may harm the Company’s operating results and the Company’s ability to insure against certain risks.

•	The Company may incur losses that would not be covered by insurance and the cost of insurance will increase.

•	There are risks related to the creditworthiness of patrons of the casinos.

•	The Company’s success depends in part on the availability of qualified management and personnel and on the Company’s ability to retain such employees.

•	The gaming industry is highly competitive.

•	Pending and enacted gaming legislation from neighboring States and New Jersey may harm The Sands.

•	Holders of Atlantic Holdings Common Stock, Warrants, and 3% Notes are subject to the CCC and the NJCCA.

•	The Company depends on short-term borrowings and can not be certain that funds will continue to be available.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
      During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal controls over financial reporting.
      It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
PART II. OTHER INFORMATION

Item 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      On May 20, 2005, by the written consent of the holders of a majority of the shares of our outstanding common stock, the following persons were elected to constitute our entire board of directors: Michael Ashner, Jack G. Wasserman, James L. Nelson and William Leidesdorf.

Item 6.	EXHIBITS

10.1*	Employment Agreement by and between Atlantic Coast Entertainment Holdings, Inc. and George Toth dated April 1, 2005.
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

*	Filed as an exhibit to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on April 27, 2005 and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST ENTERTAINMENT
HOLDINGS, INC.

/s/ Denise Barton

Denise Barton
Chief Financial Officer
Date: September 15, 2005

EXHIBITS INDEX

Exhibit
No.	Description

10.1*	Employment Agreement by and between Atlantic Coast Entertainment Holdings, Inc. and George Toth dated April 1, 2005.
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

*	Filed as an exhibit to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on April 27, 2005 and incorporated herein by reference.