Form 10-Q
period 2005-09-30
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2005-11-14
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at November 4, 2005

Atlantic Coast Entertainment	Common stock, $0.01 par value	6,916,914 shares
Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2005	December 31, 2004

	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$14,210	$12,756
Accounts receivable, net	3,664	5,100
Other current assets	8,963	7,533

Total Current Assets	26,837	25,389

Property and equipment, net	163,103	171,640

Obligatory investments, net	12,696	11,647
Deferred financing costs and other assets	4,414	8,113

Total Other Assets	17,110	19,760

Total Assets	$207,050	$216,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$1,000	$—
Accounts payable-trade	3,291	6,710
Accrued expenses	9,799	7,428
Accrued payroll and related expenses	6,813	6,818
Related party payables	1,014	371
Current portion of capital lease obligation	305	248

Total Current Liabilities	22,222	21,575

Long-Term Liabilities:
Long-term debt, less current portion	37,459	66,259
Capital lease obligations, less current portion	330	432
Other	5,606	4,920

Total Long-Term Liabilities	43,395	71,611

Total Liabilities	65,617	93,186

Commitments and Contingencies
Shareholders’ Equity:
Common stock; $0.01 par value; 20,000,000 shares authorized; 6,916,914 and 2,882,938 shares outstanding	69	29
Additional paid-in capital	187,304	126,550
Warrants outstanding	9,735	43,587
Accumulated deficit	(55,675)	(46,563)

Total Shareholders’ Equity	141,433	123,603

Total Liabilities and Shareholders’ Equity	$207,050	$216,789

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004

	(Unaudited)
	(In thousands, except share data)
Revenues:
Casino	$39,373	$40,463
Hotel	3,705	3,286
Food and beverage	7,225	5,689
Other income	923	868

Gross Revenues	51,226	50,306
Less promotional allowances	6,768	6,146

Net Revenues	44,458	44,160

Costs and Expenses:
Casino	12,815	13,002
Hotel	1,334	1,016
Food and beverage	2,549	1,935
Other operating expenses	436	192
Selling, general and administrative	24,346	23,191
Depreciation and amortization	4,026	3,793
Provision for obligatory investments	295	300
Gain on sale of assets	(1)	(7)

Total Costs and Expenses	45,800	43,422

Income (Loss) From Operations	(1,342)	738

Other Income (Expense):
Interest income	166	77
Interest expense	(739)	(1,498)
Debt restructuring costs	—	(913)

Total other expense, net	(573)	(2,334)

Loss Before Income Taxes	(1,915)	(1,596)
Provision for income taxes	266	278

Net Loss	$(2,181)	$(1,874)

Basic/diluted loss per common share	$(0.32)	$(0.65)

Weighted average common shares outstanding	6,916,892	2,882,938

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004

	(In thousands, except share data)
	(Unaudited)
Revenues:
Casino	$114,091	$119,694
Hotel	8,889	8,354
Food and beverage	17,506	16,479
Other income	2,616	2,815

Gross Revenues	143,102	147,342
Less promotional allowances	17,756	17,622

Net Revenues	125,346	129,720

Costs and Expenses:
Casino	36,837	38,153
Hotel	3,226	2,405
Food and beverage	5,999	6,029
Other operating expenses	895	606
Selling, general and administrative	69,434	67,043
Depreciation and amortization	11,933	11,019
Provision for obligatory investments	508	887
Gain on sale of assets	(6)	(38)

Total Costs and Expenses	128,826	126,104

Income (Loss) From Operations	(3,480)	3,616

Other Income (Expense):
Interest income	420	235
Interest expense	(5,265)	(7,832)
Debt restructuring costs	(23)	(2,752)

Total other expense, net	(4,868)	(10,349)

Loss Before Income Taxes	(8,348)	(6,733)
Provision for income taxes	764	790

Net Loss	$(9,112)	$(7,523)

Basic/diluted loss per common share	$(1.86)	$(2.61)

Weighted average common shares outstanding	4,892,004	2,882,938

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

	(In thousands, except share data)
	(Unaudited)
Balance, December 31, 2004	2,882,938	$29	$126,550	$43,587	$(46,563)	$123,603
Conversion of 3% notes	1,898,181	19	29,500		—	29,519
Exercise of warrants	2,135,795	21	33,852	(33,852)	—	21
Return of capital to GB Holdings, Inc.	—	—	(2,598)		—	(2,598)
Net loss	—	—	—		(9,112)	(9,112)

Balance, September 30, 2005	6,916,914	$69	$187,304	$9,735	$(55,675)	$141,433

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004

	(In thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(9,112)	$(7,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,933	11,019
Gain on sale or disposal of assets	(6)	(38)
Provision for obligatory investments	508	887
Changes in operating assets and liabilities:
Accounts receivable, net	1,436	856
Other current assets	(1,430)	—
Other non-current assets	3,535	55
Accounts payable — trade	(3,419)	(3,196)
Accrued expenses	2,366	6,750
Other	1,405	(1,272)

Net Cash Provided By Operating Activities	7,216	7,538

Cash Flows From Investing Activities:
Acquisition of property and equipment	(3,044)	(9,393)
Purchase of obligatory investments	(1,738)	(1,720)
Cash proceeds from sale of obligatory investments	138	210
Cash proceeds from sale of property and equipment	6	38

Net Cash Used In Investing Activities	(4,638)	(10,865)

Cash Flows From Financing Activities:
Proceeds from borrowing on line of credit	3,000	—
Payments on line of credit	(2,000)	—
Cash transferred from GB Holdings, Inc.	—	16,920
Increase in related party payables	643	—
Proceeds from exercised warrants	21	—
Payments on capital lease obligation	(190)	—
Cost of issuing long-term debt	—	(6,626)
Return of capital of GB Holdings, Inc.	(2,598)	(4,707)

Net Cash Used In Financing Activities	(1,124)	5,587

Net increase in cash and cash equivalents	1,454	2,260
Cash and cash equivalents — beginning of period	12,756	16,904

Cash And Cash Equivalents — end of period	$14,210	$19,164

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$300	$8,338

Interest Capitalized	$—	$83

Cash paid during the period for income taxes	$764	$691

Exercise of warrants	$33,852	$—

Conversion of notes payable and accrued interest to common stock	$29,519	$—

Acquisition of equipment with a capital lease	$145	$—

Assumption of net liabilities by GB Holdings in connection with the Transaction	$—	$68,359

Issuance of 3% Notes in exchange for 11% Notes	$—	$66,259

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	The Company
      Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings” or the “Company”) is a Delaware corporation formed in October 2003 as a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. (“GBHC”) which was a wholly-owned subsidiary of GB Holdings, Inc (“GB Holdings”). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City, New Jersey (“The Sands”). ACE Gaming LLC (“ACE”), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings, was formed in November 2003. ACE is a single member LLC with Atlantic Holdings as its sole member. In connection with a transaction (the “Transaction”) which was consummated in July 2004, substantially all of the assets of GB Holdings, including The Sands, and certain subsidiaries of GB Holdings were transferred to Atlantic Holdings and subsequently to ACE.
      Our 3% secured notes due 2008 guaranteed by ACE (the “Notes”), are convertible into 65.90909 shares of our common stock for each $1,000 of principal amount of notes and related accrued interest. On May 17, 2005, American Real Estate Partners, L.P. (“AREP”), which owned an aggregate principal amount of $63.9 million of our Notes elected to convert an aggregate of $28.8 million principal amount of our Notes into 1,898,181 shares of our common stock, pursuant to the terms of the indenture governing the Notes. AREP is a publicly traded master limited partnership. Carl C. Icahn, through affiliates, owns approximately 90.0% of its depositary units and 86.5% of its preferred units and all of the capital stock of AREP’s general partner, American Property Investors, Inc.
      Pursuant to the terms of a warrant agreement for warrants issued in connection with the Transaction, as a result of the conversion of Notes by AREP, holders of our warrants are, and since May 17, 2005, have been, able to exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. The Company entered into an agreement with American Stock Transfer and Trust Company, as of May 17, 2005, to facilitate the exercise of warrants.
      On May 17, 2005, we received notice from American Stock Transfer and Trust Company that affiliates of Mr. Icahn, including AREP, exercised their warrants for an aggregate of 2,130,904 shares of our common stock. As a result of the exercise of warrants and the conversion of a portion of the Notes owned by AREP, affiliates of Mr. Icahn, including AREP, own an aggregate of 4,029,085 shares of our common stock, representing approximately 58.3% of our outstanding common stock. GB Holdings owned approximately 41.7% of our outstanding common stock. On June 30, 2005, AREP purchased from Mr. Icahn’s affiliates the shares of our common stock owned by them. As a result, AREP owns an aggregate of 4,029,085 shares of our common stock, representing approximately 58.3% of our common stock. After the conversion of Notes by AREP, it continues to own approximately $35.1 million in principal amount of the Notes. If AREP elects to convert its remaining Notes, AREP would then own approximately 6.34 million shares of our common stock, representing approximately 63.4% of our outstanding common stock, on a fully diluted basis including both shares owned by GB Holdings and shares issuable upon exercise of the remaining outstanding warrants. To the extent that warrants are not exercised, the percentage of our common stock owned by AREP and GB Holdings, on a fully diluted basis, would increase. Our board of directors has the right to limit the term of the warrants.
      On September 29, 2005, GB Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We understand that, as part of its reorganization, GB Holdings is contemplating a sale of the 2,882,938 shares, or 41.7%, of our common stock that it currently owns.

Note 2.	Basis of Presentation
      The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
notes or other financial information that are normally required by GAAP (U.S. generally accepted accounting principles) can be condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/ A for the year ended December 31, 2004 filed with the SEC on September 15, 2005.
      Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying consolidated financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. Accordingly, no gain or loss was recorded relating to the transfer. The consolidated financial statements for the nine month period ended September 30, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
      In addition, the consolidated financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities historically associated with the operations that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. The assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

Current assets, primarily prepayments	$266
Long-term debt, current portion	$43,741
Note payable related party	$21,900
Accrued interest	$2,984
      In addition to the assets and liabilities related to the operations of The Sands, GB Holdings transferred $16.9 million in cash to Atlantic Holdings, in connection with the Transaction.
      In preparing the consolidated financial statements, the assets and liabilities, revenues and expenses of the operations prior to the Transaction are reflected in the accompanying consolidated financial statements.
      In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of September 30, 2005 and the condensed consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 have been made. The results set forth in the condensed consolidated statement of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     Principles of Consolidation
      The condensed consolidated financial statements include the accounts of Atlantic Holdings and ACE. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3.	Related Party Transactions
      The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC (“ACEP”), which is controlled by AREP, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
and nine months ended September 30, 2005, the Company was billed approximately $189,000 and $504,000, respectively. For the three and nine months ended September 30, 2004, the Company was billed approximately $135,000 and $251,000, respectively.
      The Company has entered into an agreement with XO Communications, Inc., a long-distance phone carrier, an entity affiliated with Mr. Icahn. Payments for such charges incurred for the three months ended September 30, 2005 and 2004 amounted to $34,000 and $52,000, respectively, and $119,000, and $133,000 for the nine months ended September 30, 2005 and 2004, respectively. The agreement was extended in June 2005 through April 2007.
      In connection with the Transaction, GB Holdings, Atlantic Holdings and ACE entered into a Contribution Agreement, pursuant to which, Atlantic Holdings paid approximately $0 and $2.6 million to GB Holdings for the three and nine months ended September 30, 2005, respectively, of which approximately $2.4 million was for interest on the GB Holdings 11% Notes due 2005 (the “GB Holdings 11% Notes”) which were not previously exchanged for our notes in the Transaction. Additionally, the Company agreed to pay GB Holdings an amount equal to GB Holdings’ normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.
      As of September 30, 2005 and December 31, 2004, the Company owed approximately $1.0 million and $371,000, respectively, to related parties. This is primarily related to the intercompany services arrangement with ACEP.

Note 4.	Line of Credit
      On November 12, 2004, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp. (“Fortress”), as lender, and certain related ancillary documents, pursuant to which Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million (the “Loans”), to be used for working capital purposes in the operation of The Sands. As of September 30, 2005, the Company had outstanding borrowings of $1.0 million.
      All Loans under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement. Interest accrues at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum, which equalled, 11.69% at September 30, 2005. We are currently negotiating with our lender to extend the term of the revolving credit facility. However, there can be no assurance that our revolving credit facility will be extended or that we can obtain a new revolving credit facility from another lender.
      The borrower and guarantor on the Loan Agreement are required to maintain certain financial covenants. As of September 30, 2005, the Company was not in compliance with the minimum EBITDA covenant. On October 26, 2005, we repaid to Fortress all outstanding borrowings under the Loan Agreement.

Note 5.	Legal Proceedings
      The Company has challenged its property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through tax year 2005. Recently, a trial was held with respect to tax years 1996 through 1999. We anticipate a ruling by the Tax Court in the first quarter of 2006. Based upon the City’s appraisals submitted at trial for these four years, the Company may be entitled to a refund. A trial for tax years 2000 through 2005 is anticipated to occur in 2006. As with any litigation there can

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
be no assurance of the ultimate outcome, the Company’s ability to collect any judgment which may be awarded or the terms under which any amount awarded or mutually agreed upon would be paid.
      We are involved in various other inquiries, administrative proceedings and litigation arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

Note 6.	Recoverability of Long-Lived Assets
      During 2005, the Company has begun to incur operating losses relating to the operation of The Sands. However, the Company continues to generate positive cash flow. The Company believes that its efforts to improve profitability may lead to a reversal of these operating losses. However, as there is no guarantee that the Company’s efforts will be successful, the Company continues to evaluate whether there is an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). In the event that a change in operations results in a future reduction of cash flows, the Company may determine an impairment under SFAS 144 has occurred at The Sands, and an impairment charge may be required.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion contains Management’s Discussion and Analysis of our Results of Operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K/ A for the year ended December 31, 2004. Certain statements in this discussion are forward-looking statements.
The Transaction:     Transfer of Assets to the Company
      We are a Delaware corporation formed in October 2003 as a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. (“GBHC”) which was a wholly-owned subsidiary of GB Holdings, Inc (“GB Holdings”). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City, New Jersey (“The Sands”). ACE Gaming LLC (“ACE”), a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings, was formed in November 2003. ACE is a single member LLC and we are its sole member. In connection with a transaction (the “Transaction”) which was consummated in July 2004, substantially all of the assets of GB Holdings, including The Sands, and certain subsidiaries, were transferred to us and subsequently to ACE.
      Our 3% secured notes due 2008 guaranteed by ACE (the “notes”), are convertible into 65.90909 shares of our common stock for each $1,000 of principal amount of notes and related accrued interest. On May 17, 2005, American Real Estate Partners, L.P. (“AREP”), which owned an aggregate principal amount of $63.9 million of our notes, elected to convert an aggregate of $28.8 million principal amount of our notes into 1,898,181 shares of our common stock, pursuant to the terms of the indenture governing the notes. AREP is a publicly traded master limited partnership. Carl C. Icahn, through affiliates, owns approximately 90.0% of its depositary units and 86.5% of its preferred units and all of the capital stock of AREP’s general partner, American Property Investors, Inc.
      Pursuant to the terms of a warrant agreement for warrants issued in connection with the Transaction, as a result of the conversion of notes by AREP, holders of our warrants are, and since May 17, 2005, have been, able to exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. We entered into an agreement with American Stock Transfer and Trust Company, as of May 17, 2005 to facilitate the exercise of warrants.
      On May 17, 2005, we received notice from American Stock Transfer and Trust Company that affiliates of Mr. Icahn, including AREP, exercised their warrants for an aggregate of 2,130,904 shares of our common stock. As a result of the exercise of warrants and the conversion of a portion of the notes owned by AREP, affiliates of Mr. Icahn, including AREP, owned an aggregate of 4,029,085 shares of our common stock, representing approximately 58.3% of our outstanding common stock. GB Holdings owned the remaining approximate 41.7% of our outstanding common stock. On June 30, 2005, AREP purchased from Mr. Icahn’s affiliates the shares of our common stock owned by them. As a result, AREP owns an aggregate of 4,029,085 shares of our common stock, representing approximately 58.3% of our common stock. After the conversion of notes by AREP, it continues to own approximately $35.1 million principal amount of the notes. If AREP elects to convert its remaining notes, AREP would then own approximately 6.34 million shares of our common stock, representing approximately 63.4% of our outstanding common stock, on a fully diluted basis including both shares owned by GB Holdings and shares issuable upon exercise of the remaining outstanding warrants. To the extent that warrants are not exercised, the percentage of our common stock owned by AREP and GB Holdings on a fully diluted basis, would increase. Our board of directors has the right to limit the term of the warrants.
      On September 29, 2005, GB Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We understand that, as part of its reorganization, GB Holdings is contemplating a sale of the 2,882,938 shares, or 41.7%, of our common stock that it currently owns.
      Because GB Holdings controlled our operations and business prior to the Transaction and we and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying consolidated financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets initially recognizes the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The consolidated results of operations discussed below for each of the three and nine month periods ended September 30, 2004 present our results as if we had been in existence throughout the period from January 1, 2004 to September 30, 2004 and as if the prior operations were transferred to us from GB Holdings as of the earliest date presented.
OVERVIEW
      We generate revenues primarily from gaming operations at The Sands, located in Atlantic City, New Jersey. Although our other business activities, including hotel, entertainment, retail store, food and beverage operations, also generate revenues, these revenues are nominal in comparison to revenues generated by the gaming operations. The non-gaming operations primarily support the gaming operation by providing complimentary goods and services to gaming patrons. We compete in a capital intensive industry that requires continual reinvestment in its facilities and technology.
      We currently offer gaming, hotel, dining and entertainment at The Sands. The following table provides certain summary information for The Sands at September 30, 2005:

Casino	Number of
Square	Hotel	Number of	Number of
Footage	Rooms	Slots	Table Games

80,000	620	2,161	93
      We use certain key measurements to evaluate operating revenue. Casino revenue measurements include table games drop and slot handle as volume measurements of the amounts wagered by patrons. Win or hold percentage represents the percentage of table game drop or slot handle that is won by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks, and the average check amount.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

	Three Months
	Ended
	September 30,

	2005	2004	% Change

	(In millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$39.4	$40.4	(2.5)%
Hotel	3.7	3.3	12.1%
Food and beverage	7.2	5.7	26.3%
Other	0.9	0.9	0.0%

Gross revenues	51.2	50.3	1.8%
Less promotional allowances	6.8	6.1	11.5%

Net revenues	44.4	44.2	0.5%
Costs and expenses:
Casino	12.8	13.0	(1.5)%
Hotel	1.3	1.0	30.0%
Food and beverage	2.6	1.9	36.8%
Other operating expenses	0.4	0.2	100.0%
Selling, general and administrative	24.3	23.2	4.7%
Depreciation and amortization	4.0	3.8	5.3%
Provision for obligatory investments	0.3	0.3	0.0%

Total costs and expenses	45.7	43.4	5.3%

Income (loss) from operations	$(1.3)	$0.8	(262.5)%

Gross Revenues
      Gross revenues increased 1.8% to $51.2 million for the three months ended September 30, 2005 from $50.3 million for the three months ended September 30, 2004. This increase was primarily due to increased food and beverage revenues, as discussed below.
Casino Revenues
      Casino revenues decreased 2.5% to $39.4 million for the three months ended September 30, 2005 from $40.4 million for the three months ended September 30, 2004. Slot machine revenues were $28.7 million, or 72.8% of casino revenues, and table games revenues were $10.3 million, or 26.1% of casino revenues, for the three months ended September 30, 2005 compared to $30.9 million and $9.1 million, respectively, for the three months ended September 30, 2004. The decrease in casino revenue was a result of decreased slot win of $2.2 million, partially offset by increased table game win of $1.2 million. Slot handle increased 0.9% to $470.6 million for the three months ended September 30, 2005 from $466.3 million for the three months ended September 30, 2004. Table games drop increased 16.4% to $72.1 million for the three months ended September 30, 2005 from $62.0 million for the three months ended September 30, 2004, despite a highly competitive Atlantic City market. The Company’s increase in table games drop was a result of an increase in the overall number of table games from the prior year, including the addition of certain games the Company believes are favored by Asian players. The table games hold percentage decreased 0.4 percentage points to 14.3% for the three months ended September 30, 2005.

Non-Casino Revenues
      Hotel revenues increased 12.1% to $3.7 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004. This increase was primarily due to an increase in occupancy and in the average daily room rate from $63.33 to $66.19, or 4.5%. The increase in the average daily room rate was primarily attributable to a change in the market mix.
      Food and beverage revenues increased 26.3% to $7.2 million for the three months ended September 30, 2005 from $5.7 million for the three months ended September 30, 2004. This increase was due to an increase in covers, especially in the high-volume Boardwalk Buffet.
Promotional Allowances
      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 17.3% for the three months ended September 30, 2005 from 15.1% for the three months ended September 30, 2004. This increase was attributable to the Company’s efforts to retain casino gaming market share within the competitive Atlantic City market.
Operating Expenses
      Casino expenses decreased by 1.5% to $12.8 million for the three months ended September 30, 2005 from $13.0 million for the three months ended September 30, 2004. The decrease in casino expenses was primarily due to reduced payroll and related expenses and reduced gaming taxes as a result of lower gaming revenues.
      Hotel expenses increased 30% to $1.3 million for the three months ended September 30, 2005 from $1.0 million for the three months ended September 30, 2004. The increase was primarily due to increased labor and supply costs as a result of the increase in occupancy.
      Food and beverage expenses increased 36.8% to $2.6 million for the three months ended September 30, 2005 from $1.9 million for the three months ended September 30, 2004. The increase was primarily due to increased food costs related to the increased volume in the Boardwalk Buffet.
      Other expenses increased 100% to $0.4 million for the three months ended September 30, 2005 from $0.2 million for the three months ended September 30, 2004. The increase was primarily due to increased entertainer fees as a result of more shows featuring headline entertainment and payroll related expenses.
      Selling, general, and administrative expenses increased 4.7% to $24.3 million for the three months ended September 30, 2005 from $23.2 million for the three months ended September 30, 2004. The increase was primarily due to increased marketing promotions and direct mail expense related to the Company’s efforts to retain casino market share due to competitiveness within the Atlantic City market, increased consulting fees related to compliance with the Sarbanes-Oxley Act and increased utility costs.
Interest Expense
      Interest expense in 2005 is primarily due to (1) the accrual of interest on $37.5 million principal amount of the 3% Notes, the remaining principal outstanding after the conversion of notes by AREP, (2) interest on the outstanding borrowings under the revolving credit facility, and (3) the amortization of debt costs associated with the 3% Notes.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months
	Ended
	September 30,

	2005	2004	% Change

	(In millions)
INCOME STATEMENT DATA:
Revenues:
Casino	$114.1	$119.7	(4.7)%
Hotel	8.9	8.3	7.2%
Food and beverage	17.5	16.5	6.1%
Other	2.6	2.8	(7.1)%

Gross revenues	143.1	147.3	(2.9)%
Less promotional allowances	17.8	17.6	1.1%

Net revenues	125.3	129.7	(3.4)%
Costs and expenses:
Casino	36.9	38.2	(3.4)%
Hotel	3.2	2.4	33.3%
Food and beverage	6.0	6.0	0.0%
Other operating expenses	0.9	0.6	50.0%
Selling, general and administrative	69.4	67.0	3.6%
Depreciation and amortization	11.9	11.0	8.2%
Provision for obligatory investments	0.5	0.9	(44.4)%

Total costs and expenses	128.8	126.1	2.1%

Income (loss) from operations	$(3.5)	$3.6	(197.2)%

Gross Revenues
      Gross revenues decreased 2.9% to $143.1 million for the nine months ended September 30, 2005 from $147.3 million for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in casino revenues, as discussed below.
Casino Revenues
      Casino revenues decreased 4.7% to $114.1 million for the nine months ended September 30, 2005 from $119.7 million for the nine months ended September 30, 2004. Slot machine revenues were $83.0 million, or 72.7% of casino revenues, and table games revenues were $30.0 million, or 26.3% of casino revenues, for the nine months ended September 30, 2005 compared to $90.1 million and $28.5 million, respectively, for the nine months ended September 30, 2004. The decrease in casino revenue was a result of a $7.0 million decline in slot win, partially offset by increased table game win of $1.5 million. Slot handle decreased 7.7% to $1,274.1 million for the nine months ended September 30, 2005 from $1,379.7 million for the nine months ended September 30, 2004. The decrease in slot handle was primarily attributable to increased competition. Table games drop increased 8.8% to $197.6 million for the nine months ended September 30, 2005 from $181.6 million for the nine months ended September 30, 2004, despite a highly competitive Atlantic City market. The Company’s increase in table games drop was a result of an increase in the overall number of table games from the prior year, including the addition of certain games the Company believes are favored by Asian players. The table games hold percentage decreased 0.5 percentage points to 15.2% for the nine months ended September 30, 2005.

Non-Casino Revenues
      Hotel revenues increased 7.2% to $8.9 million for the nine months ended September 30, 2005 from $8.3 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in occupancy and in the average daily room rate from $58.07 to $59.57, or 2.6%. The increase in the average daily room rate was primarily attributable to a change in the market mix.
      Food and beverage revenues increased 6.1% to $17.5 million for the nine months ended September 30, 2005 from $16.5 million for the nine months ended September 30, 2004. This increase was due to increased covers, especially in the high-volume Boardwalk Buffet.
      Other revenues decreased 7.1% to $2.6 million for the nine months ended September 30, 2005 from $2.8 million for the nine months ended September 30, 2004. This decrease was due to lower parking revenue and vending commissions.
Promotional Allowances
      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 15.6% for the nine months ended September 30, 2005 from 14.7% for the nine months ended September 30, 2004. This increase was attributable to the Company’s efforts to retain casino gaming market share within the competitive Atlantic City market.
Operating Expenses
      Casino expenses decreased by 3.4% to $36.9 million for the nine months ended September 30, 2005 from $38.2 million for the nine months ended September 30, 2004. The decrease in casino expenses was primarily due to reduced payroll and related expenses and reduced gaming taxes as a result of lower gaming revenues.
      Hotel expenses increased 33.3% to $3.2 million for the nine months ended September 30, 2005 from $2.4 million for the nine months ended September 30, 2004. The increase was primarily due to increased labor and supply costs as a result of the increase in occupancy.
      Other expenses increased 50.0% to $0.9 million for the nine months ended September 30, 2005 from $0.6 million for the nine months ended September 30, 2004. The increase was primarily due to increased entertainer fees as a result of more shows featuring headline entertainment and payroll related expenses.
      Selling, general, and administrative expenses increased 3.6% to $69.4 million for the nine months ended September 30, 2005 from $67.0 million for the nine months ended September 30, 2004. The increase primarily was due to increased marketing promotions and direct mail expense related to the Company’s efforts to retain casino market share within the competitive Atlantic City market, increased consulting fees related to compliance with the Sarbanes-Oxley Act and increased utility costs.
Interest Expense
      Interest expense in 2005 is primarily due to (1) the accrual of interest on $37.5 million principal amount of the 3% notes, the remaining principal outstanding after the conversion of notes by AREP, (2) interest on the outstanding borrowings under the revolving credit facility, and (3) the amortization of debt costs associated with the 3% Notes.
FINANCIAL CONDITION
Liquidity and Capital Resources
      Our primary source of cash is from the operation of The Sands. At September 30, 2005, we had cash and cash equivalents of $14.2 million. For the nine months ended September 30, 2005, net cash provided by operating activities totaled approximately $7.2 million compared to approximately $7.5 million for the nine months ended September 30, 2004.

      In addition to cash from operations, we have relied on our senior secured revolving credit facility between us, as borrower, and our subsidiary, as guarantor, and Fortress. The senior secured revolving credit facility allows for borrowings of up to $10.0 million, subject to our complying with financial and other covenants. At September 30, 2005, we had outstanding borrowings under the senior credit facility of $1.0 million and availability of $9.0 million, subject to continuing compliance with existing covenant restrictions. All borrowings under the Loan Agreement are payable in full by no later than November 12, 2005 or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement. Interest accrues at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum, which equalled 11.69% at September 30, 2005. At September 30, 2005, there were $1.0 million in borrowings outstanding under the facility. The facility requires the maintenance of the following financial covenants; (1) a minimum EBITDA (as defined in the Loan Agreement) of $12.5 million, which is measured and confirmed as of the twelve month period ended each respective January 1, April 1, July 1 and October 1 of each year and (2) a Minimum Leverage Ratio of Total Debt to EBITDA, as measured and confirmed on a trailing twelve month basis not to exceed 6.25:1. As of September 30 2005, we were not in compliance with the minimum EBITDA covenant. On October 26, 2005, we repaid to Fortress all outstanding borrowings under the Loan Agreement. We are currently negotiating with our lender to extend the term of the revolving credit facility. However, there can be no assurance that our revolving credit facility will be extended or that we can obtain a new revolving credit facility from another lender.
      Our primary use of cash is for capital spending. Capital spending was approximately $3.0 million and $9.4 million for the nine months ended September 30, 2005 and 2004, respectively. We estimate our capital expenditures for 2005 will not exceed $7.0 million, and primarily will be for upgrades or maintenance to our existing assets. We believe operating cash flows will be adequate to meet our anticipated future requirements for working capital, currently projected capital spending for 2005, scheduled interest payments under the senior secured revolving credit facility, lease payments and other indebtedness at least through the next twelve months. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business developments may not occur and other unforeseen events may occur, each of which could require us to raise additional funds.
      We are required by the Casino Control Commission to make certain quarterly deposits based on gross revenues with the Casino Reinvestment Development Authority in lieu of a certain investment alternative tax. Deposits for the nine months ended September 30, 2005 amounted to $1.7 million compared to $1.7 million for the nine months ended September 30, 2004.
      We have $37.5 million principal amount of 3% Notes that mature on July 22, 2008. Our Notes are convertible into 65.90909 shares of our common stock for each $1,000 of principal amount of Notes and related accrued interest. Accrued interest on the Notes was approximately $1.3 million at September 30, 2005. Interest is payable at maturity of the Notes.
      Borrowings under the credit facility are secured by a first lien and security interest on all of our and our subsidiary’s personal property and a first mortgage on The Sands. The Notes are also secured by a lien on the same collateral that secures the credit facility. The liens with respect to the Notes are subordinated to the liens with respect to the credit facility.
Recoverability of Long-Lived Assets
      During 2005, the Company has begun to incur operating losses relating to the operation of The Sands. However, the Company continues to generate positive cash flow. The Company believes that its efforts to improve profitability may lead to a reversal of these operating losses. However, as there is no guarantee that the Company’s efforts will be successful, the Company continues to evaluate whether there is an impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). In the event that a change in operations results in a future reduction of cash flows, the Company may determine an impairment under SFAS 144 has occurred at The Sands, and an impairment charge may be required.

Forward Looking Statements
      With the exception of historical facts, the matters discussed in this report are forward looking statements. Forward-looking statements may relate to, among other things, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, future actions, financing sources and availability and the effects of regulation and competition. Also, please see Risk Factors Related to the Business of the Company in our Annual Report on Form 10-K/A for the year ended December 31, 2004. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
      We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. All of our debt is at a fixed rate of interest. We can borrow, from time to time, up to $10.0 million under the senior secured revolving credit facility for working capital purposes. At September 30, 2005, we had outstanding borrowings under the senior credit facility of $1.0 million.
      The fair value of our long-term debt is estimated based on the amount paid by American Real Estate Partners, L.P. to purchase the notes held by Icahn affiliates in January 2005. As such, the estimated fair value of long-term debt outstanding is approximately $36.4 million as of September 30, 2005.
      We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures
      As of September 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings
      The Company has challenged its property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through tax year 2005. Recently, a trial was held with respect to tax years 1996 through 1999. We anticipate a ruling by the Tax Court in the first quarter of 2006. Based upon the City’s appraisals submitted at trial for these four years, the Company may be entitled to a refund. A trial for tax years 2000 through 2005 is anticipated to occur in 2006. As with any litigation there can be no assurance of the ultimate outcome, the Company’s ability to collect any judgment which may be awarded or the terms under which any amount awarded or mutually agreed upon would be paid.
      We are involved in various other inquiries, administrative proceedings and litigation arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

/s/ Denise Barton

Denise Barton
Chief Financial Officer
Date: November 10, 2005

EXHIBITS INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.