Form 10-K
period 2005-12-31
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2006-03-16
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO
Commission file number: 333-110484
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑     No ☐
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§228.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     As of June 30, 2005 there was no public market for the registrant’s equity.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):
     Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated Filer ☑
     Indicate by check whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at March 13, 2006
Atlantic Coast Entertainment Holdings Inc.	Common stock, $0.01 par value	6,916,914 shares

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.	BUSINESS
General
Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings or the Company, owns and operates The Sands Hotel and Casino, or The Sands, located in Atlantic City, New Jersey through our wholly-owned subsidiary, ACE Gaming, LLC, or ACE Gaming, a New Jersey limited liability company. The Sands is located on approximately 6.1 acres of land one half block from the Boardwalk at Brighton Park, between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 80,000 square feet of gaming space, two hotels with a total of 620 rooms, and related facilities.
We were incorporated in Delaware on October 31, 2003 and were a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc., or GBHC, which was a wholly-owned subsidiary of GB Holdings, Inc., or GB Holdings. Until July 22, 2004, GBHC was the owner and operator of The Sands. ACE Gaming was formed in November 2003 to own and operate The Sands. Atlantic Holdings and ACE Gaming were formed in connection with a transaction, or the Transaction, which included a consent solicitation and offer to exchange, in which holders of $110 million of 11% notes due 2005 issued by GB Property Funding Corp., a wholly-owned subsidiary of GB Holdings, or the 11% notes, were given the opportunity to exchange the 11% notes, on a dollar for dollar principal basis, for our 3% notes, or 3% notes, and $100 per $1,000 of principal amount of 11% notes exchanged. The Transaction was consummated on July 22, 2004 and included, among other things the transfer of substantially all of the assets and certain liabilities of GB Holdings and GBHC to Atlantic Holdings. The 3% notes are guaranteed by ACE Gaming. We had limited operating activities prior to July 22, 2004. The exchange was consummated on July 22, 2004, and holders of $66.3 million principal amount of the 11% notes exchanged those notes for $66.3 million principal amount of our 3% notes. At the election of the holders of a majority in principal amount of our outstanding 3% notes, each $1,000 principal amount of the 3% notes is payable in or convertible into 65.90909 shares of our common stock, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% notes that tendered in the consent solicitation and offer to exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the 11% notes tendered, plus accrued, but unpaid, interest ($2.3 million) on the 11% notes tendered, which amounts were paid at the consummation of the Transaction. As part of the Transaction, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the transaction. The warrants allow the holders to purchase from us, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of our common stock and are only exercisable following the earlier of (a) either the 3% notes being paid in cash or upon conversion, in whole or in part, into our common stock, (b) payment in full of the outstanding principal of the 11% notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director) that the warrants may be exercised. Also on July 22, 2004, in connection with the consummation of the Transaction and the consent solicitation and offer to exchange, GB Property Funding Corp. and GBHC merged into GB Holdings, with GB Holdings as the surviving entity.
On May 17, 2005, holders of a majority of aggregate principal amount of 3% notes elected to allow holders of such notes to convert the notes, in whole or in part, into shares of Atlantic Holdings common stock. Following this election, holders of approximately $28.8 million of 3% notes converted such notes into shares of common stock. Following such conversion, the warrants became exercisable into shares of Atlantic Holdings common stock. Our board of directors may limit the exercise period by providing ninety day written notice of cancellation.
Immediately following this election, American Real Estate Partners, L.P., or AREP, a publicly traded Delaware master limited partnership that owned an aggregate of $63.9 million principal amount of the 3% notes, elected to convert $28.8 million principal amount of our 3% notes into 1,898,181 shares of our common stock. Carl C. Icahn through his affiliates, owns approximately 86.5% of AREP’s preferred units and approximately 90.0% of its depository units and all of the capital stock of AREP’s general partner, American Property Investors, Inc. Each $1,000 of principal amount of the 3% notes and accrued interest thereon, is therefore, convertible at the option of the holders, into 65.90909 shares of our common stock.

As a result of the conversion by AREP of our 3% notes, and pursuant to the terms of the warrant agreement dated July 22, 2004, by and between us and American Stock Transfer and Trust Company as the warrant agent, as of May 17, 2005, holders of our warrants may exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own at an exercise price of $0.01 per share.
On May 17, 2005, we received notice from American Stock Transfer and Trust Company that the affiliates of Mr. Icahn, including AREP, exercised their warrants for an aggregate of 2,130,904 shares of our common stock. On June 30, 2005, AREP purchased shares of our common stock from affiliates of Mr. Icahn. As a result of the exercise of warrants, the conversion of a portion of the 3% notes owned by AREP and the purchase of shares from affiliates of Mr. Icahn, AREP owns an aggregate of 4,029,085 shares of our common stock, representing approximately 58.2% of our outstanding common stock. GB Holdings owns approximately 41.7% of our outstanding common stock. After the conversion of notes by AREP, it continues to own approximately $35.1 million in principal amount of the 3% notes. If AREP elects to convert its remaining 3% notes, AREP would then own approximately 6.34 million shares of our common stock, representing approximately 63.4 % of our outstanding common stock on a fully diluted basis.
In connection with the transfer of the assets and certain liabilities of GB Holdings, including those of GBHC, to us, we issued 2,882,937 shares of our common stock to GBHC, which following the merger of GBHC and GB Holdings, became the sole asset of GB Holdings. Substantially all of the assets and liabilities of GB Holdings and GBHC (with the exception of the remaining 11% notes and accrued interest thereon, the shares of our common stock and the related pro rata share of deferred financing costs) were transferred to us. The Sands’ New Jersey gaming license was transferred to ACE Gaming in accordance with the approval of the New Jersey Casino Control Commission, or the Commission. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby we will initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. We did not record any gain or loss relating to the transfer.
On September 29, 2005, GB Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the proceeding, certain creditors of GB Holdings have objected to GB Holdings proposed sale of its Atlantic Holdings common stock and claimed that the Transaction was a fraudulent conveyance. In connection with this claim, such creditors may seek to unwind the Transaction or seek recovery of the assets transferred in the Transaction.
In connection with the Transaction, GB Holdings, Atlantic Holdings and ACE Gaming entered into a Contribution Agreement, pursuant to which GB Holdings contributed substantially all of its assets to us and we agreed to pay GB Holdings for its normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings), not to exceed in the aggregate $250,000 in any twelve month period, until September 29, 2005, subject to a number of conditions. However, the holders of a majority of the aggregate principal amount of the outstanding 3% notes may elect to allow us to provide additional funds to GB Holdings for expenses.
Basis of Presentation
Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for each of the years in the two-year period ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2003 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.

In addition, the combined financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities of GB Holdings that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. In addition, to the 2,882,938 shares of Atlantic Holdings common stock, the assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

Current Assets, primarily prepayments	$266
Current portion of long-term debt	$43,741
Note payable, related party	$21,900
Accrued interest	$2,984
In connection with the Transaction, in addition to the assets and liabilities related to the operations of The Sands, GB Holdings also transferred $16.9 million in cash to Atlantic Holdings.
On November 29, 2005, our affiliate, AREP Gaming LLC, through its subsidiaries, AREP Laughlin Corporation and AREP Boardwalk, LLC, entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey, known as the Traymore site, from Harrah’s Entertainment for $170.0 million. Completion of the acquisition is subject to regulatory approval and is expected to close in mid-2006.
An acquisition option right is currently being discussed with AREP Gaming.
In preparing the consolidated financial statements, the assets and liabilities, revenues and expenses of the operations prior to the Transaction are reflected in the accompanying consolidated financial statements.
Our Gaming and Entertainment Property
The Sands
The Sands is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park and Indiana Avenue. The Sands operates a full service casino, two hotels, The Sands and Madison House Hotel, which is leased, and retail space. The Sands offers on-site valet and self-parking lots with combined capacity for over 1,680 vehicles.
Casino
The Sands contains approximately 80,000 square feet of gaming space with approximately 2,150 slot machines, 79 table games, a simulcasting facility and a poker room.
For the years ended December 31, 2005, 2004 and 2003, approximately 72.8%, 74.1% and 72.6%, respectively, of the property’s gaming revenue was generated by slot machine play and 26.3%, 25.0 % and 26.4%, respectively, by table games. The Sands derives its other gaming revenue from poker and the simulcast facility, which primarily serve to attract customers for slot machines and table games.
Hotel, Food and Beverage
The Sands currently has a total of 620 rooms, including 187 suites inclusive of rooms at the Madison House. The hotel amenities include a health spa, over 14,000 square feet of meeting space and the “People Mover”, an elevated, enclosed, one-way moving sidewalk connecting The Sands to the Boardwalk using air rights granted by an easement from the City of Atlantic City.
The Sands has five restaurants, two cocktail lounges and two private lounges for invited guests. The restaurants vary from the award winning Brighton Steakhouse, consistently ranked as one of the best in Atlantic City, to the Boardwalk Buffet which offers an outstanding value. The lounges include Swingers lounge, a multi-faceted entertainment experience staffed by “Flair Bartenders” (part mixologist, part performance artist).

Retail and Entertainment
The Sands has various retail outlets that it leases to unaffiliated third parties, which offer sundries, clothing, beauty salon, game room and take out food to augment the Company owned outlets. The Copa Room, a 720 seat cabaret theater, continues to be a venue for famous national entertainment acts.
Business and Marketing Strategy
The Sands’ marketing strategy in the highly competitive Atlantic City market has consisted of seeking premium category patrons. In the past, The Sands has been successful in its marketing efforts towards these premium patrons through its offering of private, limited-access facilities, related amenities and use of information technology to monitor patron play, control certain casino operating costs and target marketing efforts toward frequent visitors with above average gaming budgets. While The Sands strived to maintain market share within this category, competition within the industry for the premium category (both table and slot) reduced The Sands ability to retain or attract this type of player.
We have recognized that the “Sands” name has a strong brand recognition and a rich heritage in gaming that goes back to the original property in Las Vegas, Nevada of the 1950’s. Beginning in 2003, we began to leverage the heritage of The Sands and promote the property as a boutique casino hotel that provides outstanding value and service that exceeds expectations. The tagline “The Players Place” was developed and encapsulates the benefits of playing slots and tables, as well as communicating the promise that we provide personalized service to our players in an intimate atmosphere offering outstanding gaming odds, highest table game limits, more liberal player rewards towards the avid patron and unparalleled, personal boutique service.
The Sands employs direct mail and electronic mail programs targeting guests in its database with a variety of product offerings, including incentives to visit The Sands’ facilities on a frequent basis. The Sands also uses print, radio and outdoor advertising to attract new customers. The Sands has a website where customers can learn about the property and make on-line hotel reservations (www.sandsac.com).
Customer Service
We are committed to providing our patrons a high level of customer service. Our employees participate in regular and intensive customer service training programs and are rewarded and incentivized, in part, based upon the quality of service they provide to our patrons. We routinely conduct comprehensive customer surveys, and we pursue a process of continuous improvement at our property based on the information gathered from our surveys.
Experienced Management Team
Our senior management team, which collectively, has over 100 years of operating experience in the gaming industry and has an established record of developing, integrating and operating gaming and entertainment properties. Our management team is focused on controlling costs and executing efficient marketing programs in an effort to increase operating cash flow
Trade Name
On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas Sands, Inc., or LV Sands, for the use of the trade name “The Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This license agreement superseded the previous agreement entered into by an affiliate of Mr. Icahn which had been subsequently assigned to GBHC. Payments under the agreement were made directly to LV Sands and no fees were paid to the affiliate of Mr. Icahn. The license agreement was assigned to ACE Gaming as of July 22, 2004. The Sands made payments to the licensor in connection with the trade name in amounts of $284,000, $259,000 and $263,000, respectively, for the years ended December 31, 2005, 2004 and 2003.
Seasonality
Historically, The Sands’ operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Such seasonality and fluctuations may materially affect casino revenues and profitability.

Casino Credit
We extend credit on a discretionary basis to qualified patrons. We maintain strong controls over the extension of credit and evaluate each individual patron’s creditworthiness before extending credit. Patron gaming debts are enforceable under New Jersey law, provided the casino licensee complies with the New Jersey Casino Control Act, or Control Act and Commission regulations governing credit extension and collection. For the year ended December 31, 2005, gaming credit extended to The Sands’ table game patrons accounted for approximately 18.8% of overall table game wagering, and table game wagering accounted for approximately 13.6% of overall casino wagering during the period. At December 31, 2005, gaming receivables amounted to $6.3 million before an allowance for uncollectible gaming receivables of $3.4 million. Management believes that such allowance is adequate.
Competition
The gaming industry is highly competitive and our competitors may have greater resources than us. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the location in which we conduct business, we may lose market share. In particular expansion of gaming in or near the geographic area from which we attract a significant number of patrons could have a significant adverse effect on our business, financial condition, and results of operations. We compete with all forms of legalized gambling as well as other types of entertainment.
Regulation and Licensing
Introduction
Casino gaming is strictly regulated in Atlantic City. The Control Act and the regulations of the Commission affect virtually all aspects of the operations of The Sands, with specific emphasis on matters affecting the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations. The regulatory strictures extend to the casino/hotel facilities, method of operation including rules of games and credit procedures, and financial and accounting practices. Many of these regulations require practices that are different from those in casinos in Nevada and elsewhere, and some result in enhanced operating costs.
Owner and Operator Licensing Requirements
The Control Act requires that all casino owners and management contractors be licensed by the Commission and that all employees (except those in certain non-gaming related positions), major stockholders and other persons or entities with financial interests in the operation be licensed or otherwise approved by the Commission. A license does not convey a property right and is not transferable. The Commission has broad, plenary powers, and may revoke a license or suspend an operation certificate after appropriate hearings and findings. Like other casino licensees, ACE Gaming may conduct casino operations and offer authorized games as specified in its operation certificate issued by the Commission.
After finding that ACE Gaming and all its affiliated holding companies, its officers and other individuals and entities whose qualification was integral to ACE Gaming’s licensure met the exacting requirements of the Control Act and its attendant regulations, including financial integrity and stability, the Commission renewed the casino license to operate The Sands on September 29, 2004. That license is due to expire in September 2008.
The Control Act provides for a casino license renewal fee of not less than $100,000 or $200,000 for a one year or five year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Control Act).
The Control Act also requires casino licensees to pay an investment alternative tax of 2.5% of gross revenue or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly gross revenue with the Casino Reinvestment Development Authority. The amounts so paid are then used to purchase bonds at below-market interest rates from the Casino Reinvestment Development Authority or to make qualified investments approved by the Casino Reinvestment Development Authority. The Casino Reinvestment Development Authority administers the statutorily mandated investments funded by casino licensees, and is required to expend the monies received by it for eligible projects as defined in the Control Act. We have elected to make quarterly deposits of 1.25% of The Sands’ quarterly gross revenue with the Casino Reinvestment Development Authority rather than pay the 2.5% tax.

The Control Act also imposes certain restrictions upon the ownership of debt and equity securities issued by casino licensees or holding companies of casino licensees. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Commission. The Commission may require divestiture of any security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the Control Act. As a general proposition, any person or entity that holds 5% or more of equity securities or 15% or more of publicly-traded debt securities issued by a corporation affiliated with a casino licensee is subject to the qualification requirements of the Control Act. However, an investor that meets the Control Act’s definition of an Institutional Investor may obtain a waiver of the qualification requirement for holdings under 10% of the equity securities issued by such a corporation, provided it holds for investment purposes only and the investor certifies that it has no intention of influencing or affecting the affairs of the securities’ issuer or the casino licensee. Similarly, Institutional Investors holding publicly traded debt securities issued by casino-affiliated corporations may obtain a waiver of the qualification requirement where the securities held represent less than 20% of the outstanding debt of the company, or less than 50% of any particular issue of debt. Moreover, the Commission may, in its discretion, waive the qualification requirement for investors holding greater percentages of either equity or debt securities upon a showing of good cause, provided the same conditions are met.
Environmental Matters
We are subject to various federal, state and local laws, ordinances and regulations that govern activities or operations that may have adverse environmental effects, such as discharges to air and water or may impose liability for the costs of cleaning up and certain damages resulting from sites of past spills, disposals or other releases of hazardous or toxic substances or wastes. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance or liability for cleanup pursuant to environmental laws. In that regard, we may incur costs for cleaning up contamination relating to historical uses of certain of our properties.
Employees and Labor Relations
In Atlantic City, all employees, except certain hotel employees, must be licensed under the Control Act. Due to the seasonality of the operations of The Sands, the number of employees varies during the course of the year. At December 31, 2005, The Sands had approximately 1,960 employees. The Sands has collective bargaining agreements with three unions that represent approximately 675 employees. Management considers its labor relations to be good.
Available Information
We file annual and quarterly reports and other information with the Securities and Exchange Commission. You may read and copy any document that we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Please call 1-800-SEC-0300 for further information on the operation of the Public Reference Room. Reports and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission’s Web site at http://www.sec.gov.

Item 1A.	Risk Factors
The gaming industry is highly regulated. We are subject to extensive governmental gaming regulation and taxation policies, which may harm our business.
We are subject to a variety of regulations in the jurisdictions in which we operate. Regulatory authorities at the federal, state and local levels have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations. A more detailed description of the regulations to which we are subject is contained in Item 1. Business — Regulation and Licensing of this Annual Report on Form 10-K.

If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of the jurisdictions in which we have operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected. Our directors, officers and key employees must also be approved by certain state regulatory authorities. If state regulatory authorities were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. Certain public and private issuances of securities and certain other transactions by us also require the approval of certain state regulatory authorities.
Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating units.
Rising operating costs for our gaming property could have a negative impact on our profitability.
The operating expenses associated with our gaming property could increase due to, among other reasons, the following factors:
•	potential changes in the tax or regulatory environment which impose additional restrictions or increase operating costs;

•	our property uses significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our profitability;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	some of our employees are covered by collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities;

•	our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us; and

•	our insurance coverage may not be adequate to cover all possible losses and our insurance costs may increase.
We face substantial competition in the hotel and casino industry.
The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive:
•	we compete with many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options;

•	we compete with the continued growth of gaming on Native American tribal lands;

•	the existence of legalized gambling in other jurisdictions may reduce the number of visitors to our properties;

•	certain states have legalized, and others may legalize, casino gaming in specific venues, including race tracks and/or in specific areas, including metropolitan areas from which we traditionally attract customers; and

•	our property also competes and will in the future compete with all forms of legalized gambling.

Many of our competitors have greater financial, selling and marketing, technical and other resources than we do. We may not be able to compete effectively with our competitors and we may lose market share, which could reduce our revenue and cash flow.
Economic downturns, terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, could reduce the number of our visitors or the amount of money visitors spend at our casino.
Our business operations are affected by international, national and local economic conditions. The strength and profitability of our business depends on consumer demand for hotel-casino resorts and gaming in general and for the type of amenities we offer. Changes in consumer preferences or discretionary consumer spending could harm our business.
A recession or downturn in the general economy could result in fewer customers visiting our property and as a result, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings, because the gaming and other leisure activities we offer at our properties are discretionary expenditures, and participation in these activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Additionally, rising gas prices could deter non-local visitors from traveling to our properties.
The terrorist attacks which occurred on September 11, 2001, the potential for future terrorist attacks and wars in Afghanistan and Iraq had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. Leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. Furthermore, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable or not available on terms that we consider reasonable. We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations.
Our hotel and casino may need to increase capital expenditures to compete effectively.
Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, may be necessary from time to time to preserve the competitiveness of our hotel and casino. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures, the competitive position of our hotel and casino could deteriorate if our hotel and casino are unable to raise funds for such purposes.
Our hotel and casino may incur substantial costs as a result of our growth and expansion strategy.
As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. The expansion of our operations, whether through acquisitions, development or internal growth could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.
We have substantial leverage and debt service.
We have significant indebtedness. At December 31, 2005, we had approximately $41.6 million in aggregate principal amount of indebtedness. We are able to incur additional indebtedness, subject to compliance with the terms of the indenture governing our 3% notes and our senior secured revolving credit facility. Our interest expense could increase as a result of these factors. Additionally, our indebtedness could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for or reacting to changes in our business and industry, limit our ability to borrow additional funds and place us at a competitive disadvantage compared to other less leveraged competitors. Our ability to reduce our outstanding debt will be subject to our future cash flows, other capital requirements and other factors, some of which are not within our control.

Our senior secured revolving credit facility permits additional borrowing of up to $5.0 million and all of those borrowings would rank senior to the notes and the guarantees. Furthermore, under the indenture governing the 3% notes, we are permitted to incur up to $15.0 million of indebtedness that is secured by first-priority liens on the note collateral.
The senior secured revolving credit facility contains, and any future refinancing of this facility likely would contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. The senior secured revolving credit facility includes covenants restricting, among other things, our ability to:
•	incur additional debt, including guarantees;

•	incur liens;

•	dispose of assets;

•	make certain acquisitions;

•	make certain capital expenditures;

•	pay dividends and make other restricted payments;

•	enter into sale and leaseback transactions;

•	engage in any new businesses;

•	issue preferred stock; and

•	enter into transactions with our stockholders and our affiliates.
Our senior secured revolving credit facility also includes financial covenants, which will require that we meet certain financial tests. In addition, our other debt and future debt or other contracts could contain financial or other covenants more restrictive than those applicable to the notes. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a significant adverse effect on us.
We are a holding company and will depend on the business of our subsidiary to satisfy our obligations under the 3% notes.
We are a holding company and our assets consist solely of investments in our subsidiary, ACE Gaming. We conduct substantially all our operations and own substantially all our assets through our subsidiary. Consequently, our cash flow and our ability to meet our debt service obligations depend on the cash flow of our subsidiary and the payment of funds to us by our subsidiary in the form of loans, dividends or otherwise.
The operating results of our subsidiary may not be sufficient to make distributions to us. In addition, the ability of our subsidiary to make distributions and intercompany transfers to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which the subsidiary may be subject or enter into in the future. To the degree any such distributions and transfers are impaired or prohibited, our ability to make payments on the 3% notes will be harmed. We are not required to make any payment on the 3% notes until the maturity of such notes in 2008 and holders of a majority of the aggregate principal amount of the 3% notes may elect that at maturity the principal amount, and accrued, but unpaid interest, of such notes are payable in our common stock. ACE Gaming is a guarantor of the 3% notes.
The loss of management and other key personnel could significantly harm our business, and the quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of our business.
Our ability to maintain our competitive position depends to a large degree on the efforts and skills of our senior management team. It may also be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in New Jersey. We may not be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. If we lose the services of any members of our management team, or fail to attract or retain qualified management and personnel at all levels, our business may be significantly disrupted and impaired.
Our management team may devote a portion of their time to the management of other gaming and entertainment property owned by AREP and not owned by us, which would divert their focus from our properties.

Specifically, Richard P. Brown serves as our President and Chief Executive Officer and Denise Barton serves as our Chief Financial Officer. These individuals also serve as the President and Chief Executive Officer and Chief Financial Officer, respectively, of American Casino & Entertainment Properties LLC pursuant to an arrangement between us and that company.
Because we are currently dependent upon one property for all our cash flow, we will be subject to greater risks than a gaming company with more operating properties or that operates in more markets.
Given that our operations are currently conducted at one property in Atlantic City, we are subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which we will have a greater degree of exposure include the following:
•	local economic and competitive conditions;

•	inaccessibility due to inclement weather, road construction or closure of primary access routes;

•	natural and other disasters;

•	a decline in the number of visitors to Atlantic City; and

•	a decrease in gaming and non-gaming activities.
Our property draws a substantial number of patrons from the New Jersey area, as well as certain geographic areas, including New York, Pennsylvania and Maryland. Adverse economic conditions in any of these regions could have a significant adverse effect on our business, financial condition and results of operations. Since our property is located in the New Jersey area, any terrorist activities or disasters in or around the New Jersey area could have a significant adverse effect on our business, financial condition and results of operations.
We are a majority-owned subsidiary of American Real Estate Partners, L.P. which will be able to determine decisions concerning us.
Mr. Icahn, including certain entities related to him, is actively involved in the gaming industry and, through certain affiliates, currently owns 100% of API, the general partner of AREP and AREH and approximately 86.5% of AREP’s outstanding preferred units and approximately 90.0% of AREP’s depositary units. As a result, Mr. Icahn has the ability to appoint the board of directors of API, which in turn has the power to appoint our parent’s board of directors, which will control many aspects of our operations and affairs. Mr. Icahn is the beneficial owner, through AREP and other affiliates, of 100% of American Casino & Entertainment Properties LLC, a holding company that was formed for the purpose of acquiring the entities that own and operate the Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. In addition, AREP or Mr. Icahn may pursue other business opportunities in the gaming and entertainment industry and there is no requirement that any additional business opportunities be presented to us.
Furthermore, three members of our board of directors are also directors of AREP. These directors have obligations to us as well as to AREP and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. We cannot assure you that any conflicts between us and AREP will be resolved in our favor.
We have recently incurred operating losses which could result in our determining that, for financial reporting purposes, our assets have been impaired.
During 2005, we incurred an operating loss relating to our operations. However, we continue to generate positive cash flow. We believe that our efforts to improve profitability may lead to a reversal of these operating losses. However, as there is no guarantee that these efforts will be successful, we continue to evaluate whether there is an impairment under SFAS No. 144. In the event that a change in operations results in a future reduction of cash flows, we may determine an impairment under SFAS No. 144 has occurred at The Sands, and an impairment charge may be required.

Creditors of GB Holdings have indicated that they intend to challenge the transactions consummated in July 2004, which, among other things resulted in the transfer of The Sands Hotel & Casino to ACE Gaming.
GB Holdings owned 100% of our outstanding common stock until May 17, 2005, at which time AREP converted $28.8 million of our convertible debt into 1.9 million shares of our common stock and exercised warrants to purchase 2.1 million shares of our common stock, thereby reducing GB Holdings ownership to 41.7%. On September 29, 2005, GB Holdings filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Creditors of GB Holdings have indicated that they intend to challenge the transactions in July 2004 that, among other things, resulted in the transfer of The Sands Hotel and Casino to ACE Gaming and the exchange of 11% notes for 3% notes of Atlantic Holdings.

Item 1B.	Unresolved Staff Comments
There are no unresolved staff comments.

ITEM 2.	PROPERTIES
The Sands is located at Indiana Avenue and Brighton Park in Atlantic City, New Jersey on approximately 6.1 acres owned by us.
Additionally, we lease the Madison House Hotel which is physically connected to The Sands. The initial lease term expires December 2012 with lease payments ranging from $1.8 million to $2.2 million per year.

ITEM 3.	LEGAL PROCEEDINGS
We have challenged our property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through tax year 2005. Recently, a trial was held with respect to tax years 1996 through 1999. We have not yet received a ruling by the Tax Court. Based upon the City’s appraisals submitted at trial for these four years, we may be entitled to a refund. A trial for tax years 2000 through 2005 is anticipated to occur in 2006. As with any litigation there can be no assurance of the ultimate outcome, our ability to collect any judgment which may be awarded or the terms under which any amount awarded or mutually agreed upon would be paid.
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
During the fourth quarter of 2005, the Company did not submit any matter to a stockholder vote.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
Atlantic Holdings’ voting securities consist of an aggregate of 6,916,914 shares of common stock with a par value of $0.01 per share. As of March 13, 2006, there is no established public trading market for the Atlantic Holdings Common Stock. Atlantic Holdings is the sole member of ACE Gaming.
We have not paid any cash dividends in the past and have no current intentions to pay any cash dividends in the future.

ITEM 6.	SELECTED FINANCIAL DATA
The following table summarizes certain selected historical consolidated financial data of Atlantic Holdings and is qualified in its entirety by, and should be read in conjunction with, Atlantic Holdings’ Consolidated Financial Statements and related Notes thereto contained elsewhere herein. The data as of December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements of Atlantic Holdings at those dates and for those periods.
Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying consolidated financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The consolidated financial statements for each of the years in the four-year period ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2001 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(in thousands, except share data)

Income Statement Data:
Gross revenues	$184,114	$194,389	$191,683	$213,273	$237,463
Less promotional allowances	21,775	23,146	23,934	23,356	29,298

Net Revenues	162,339	171,243	167,749	189,917	208,165

Cost and expenses:
Operating expenses	151,765	152,949	154,976	168,872	188,842
Depreciation and amortization	15,960	14,898	14,123	13,292	10,511
Provision for obligatory investments	732	1,165	1,434	1,521	1,238
Loss on impairment of fixed assets	—	—	—	1,282	—
(Gain) loss on disposal of fixed assets	(6)	152	28	185	20

Total expenses	168,451	169,164	170,561	185,152	200,611

Income (loss) from operations	(6,112)	2,079	(2,812)	4,765	7,554

Non-Operating Income (expense):
Interest income	599	345	341	445	625
Interest expense	(5,915)	(8,883)	(12,581)	(12,195)	(11,453)
Debt restructuring costs	(23)	(2,759)	(1,843)	—	—

Total non-operating expense, net	(5,339)	(11,297)	(14,083)	(11,750)	(10,828)

Loss before income taxes	(11,451)	(9,218)	(16,895)	(6,985)	(3,274)
Income tax provision	(1,002)	(1,044)	(862)	(784)	—

Net loss	$(12,453)	$(10,262)	$(17,757)	$(7,769)	$(3,274)

Basic/diluted loss per common share:	$(2.30)	$(3.56)	$(6.16)	$(2.69)	$(1.14)
Weighted average common shares outstanding	5,413,431	2,882,938	2,882,938	2,882,938	2,882,938
Other Financial Data:
Capital Expenditures	$4,188	$17,378	$12,825	$14,058	$23,095

Balance Sheet Data:
Total assets	$204,668	$216,789	$211,010	$212,922	$218,095
Total current debt and line of credit	3,548	—	—	—	—
Total current portion capital leases	310	248	—	—	—
Total non-current capital leases	251	432	—	—	—
Total long-term debt	37,459	66,259	110,000	110,000	110,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements and related notes. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Trends and Other Uncertainties” and elsewhere in this document.
Transaction
We were incorporated in Delaware on October 31, 2003 and were a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc., or GBHC, which was a wholly-owned subsidiary of GB Holdings, Inc. Until July 22, 2004, GBHC was the owner and operator of The Sands. ACE Gaming was formed in November 2003 to own and operate The Sands. Atlantic Holdings and ACE Gaming were formed in connection with a transaction, or the Transaction, which included a consent solicitation and offer to exchange, in which holders of $110 million the 11% notes, were given the opportunity to exchange the 11% notes, on a dollar for dollar principal basis, for our 3% notes, or 3% notes, and $100 per $1,000 of principal amount of 11% notes exchanged. The Transaction was consummated on July 22, 2004 and included, among other things the transfer of substantially all of the assets and certain liabilities of GB Holdings and GBHC to Atlantic Holdings. The 3% notes are guaranteed by ACE Gaming. We had limited operating activities prior to July 22, 2004. The exchange was consummated on July 22, 2004, and holders of $66.3 million principal amount of the 11% notes exchanged those notes for $66.3 million principal amount of our 3% notes.
At the election of the holders of a majority in principal amount of our outstanding 3% notes, each $1,000 principal amount of the 3% notes is payable in or convertible into 65.90909 shares of our common stock, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% notes that tendered in the consent solicitation and offer to exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the 11% notes tendered, plus accrued, but unpaid, interest ($2.3 million) on the 11% notes tendered, which amounts were paid at the consummation of the Transaction. As part of the Transaction, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the transaction. The warrants allow the holders to purchase from us, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of our common stock and are only exercisable following the earlier of (a) either the 3% notes being paid in cash or upon conversion, in whole or in part, into our common stock, (b) payment in full of the outstanding principal of the 11% notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director) that the warrants may be exercised. Also on July 22, 2004, in connection with the consummation of the Transaction and the consent solicitation and offer to exchange, GB Property Funding Corp. and GBHC merged into GB Holdings, with GB Holdings as the surviving entity.
On May 17, 2005, holders of a majority of aggregate principal amount of 3% notes elected to allow holders of such notes to convert the notes, in whole or in part, into shares of Atlantic Holdings common stock. Following this election, holders of approximately $28.8 million of 3% notes converted such notes into shares of common stock. Following such conversion, the warrants became exercisable into shares of Atlantic Holdings common stock. Our board of directors may limit the exercise period by providing ninety day written notice of cancellation.
Immediately following this election, American Real Estate Partners, L.P., or AREP, a publicly traded Delaware master limited partnership that owned an aggregate of $63.9 million principal amount of the 3% notes, elected to convert $28.8 million principal amount of our notes into 1,898,181 shares of our common stock. Carl C. Icahn through his affiliates, owns approximately 86.5% of AREP’s preferred units and approximately 90.0% of its depository units and all of the capital stock of AREP’s general partner, American Property Investors, Inc. Each $1,000 of principal amount of the notes and accrued interest thereon, is therefore, convertible at the option of the holders, into 65.90909 shares of our common stock.
As a result of the conversion by AREP of Atlantic Holdings notes, and pursuant to the terms of the warrant agreement dated July 22, 2004, by and between us and American Stock Transfer and Trust Company as the warrant agent, as of May 17, 2005, holders of our warrants may exercise their warrants to purchase 0.275 shares of common stock for each warrant that they own at an exercise price of $0.01 per share.
On May 17, 2005, we received notice from American Stock Transfer and Trust Company that affiliates of Mr. Icahn, including AREP, exercised their warrants for an aggregate of 2,130,904 shares of our common stock. On June 30, 2005, AREP purchased shares of our common stock from affiliates of Mr. Icahn. As a result of the exercise of warrants, the conversion of a portion of the notes owned by AREP and the purchase of shares from affiliates of Mr. Icahn, AREP owns an aggregate of 4,029,085 shares of our common stock, representing approximately 58.2% of our outstanding common stock. GB Holdings owns approximately 41.7% of our outstanding common stock. After the conversion of notes by AREP, it continues to own approximately $35.1 million in principal amount of the notes. If AREP elects to convert its remaining notes, AREP would then own approximately 6.34 million shares of our common stock, representing approximately 63.4 % of our outstanding common stock on a fully diluted basis.

In connection with the Transaction, GB Holdings, Atlantic Holding and ACE Gaming entered into a Contribution Agreement, pursuant to which GB Holdings contributed substantially all of its assets to us and we agreed to pay GB Holdings for its normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, until September 29, 2005, subject to a number of conditions. However, the holders of a majority of the aggregate principal amount of the outstanding 3% notes may elect to allow us to provide additional funds to GB Holdings for expenses.
Financial Statements Presentation
Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for each of the years in the two-year period ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2003 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
In addition, the combined financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities of GB Holdings that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. In addition, to the 2,882,938 shares of Atlantic Holdings common stock, the assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

Current Assets, primarily prepayments	$266
Current portion of long-term debt	$43,741
Note payable, related party	$21,900
Accrued interest	$2,984
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
Overview
We generate revenues primarily from gaming operations at The Sands, located in Atlantic City, New Jersey. Our other business activities, including hotel, entertainment, retail store, food and beverage operations, also generate revenues, which are nominal in comparison to revenues generated by the gaming operations. The non-gaming operations primarily support the gaming operation by providing complimentary goods and services to gaming patrons. We compete in a capital intensive industry that requires continual reinvestment in its facilities.
We use certain key measurements to evaluate operating revenue. Casino revenue measurements include table games drop and slot handle as volume measurements of the amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot handle that is won by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks and the average check amount.

Patron Gaming Volume
The information contained in the following table relates to Atlantic City and was obtained from reports filed with the New Jersey Casino Control Commission and the South Jersey Transportation Authority.

	Years Ending December 31,
	2005	2004	2003
Total gross gaming revenue	387,645,000	361,434,000	320,947,000
Number of slot machines	41,231	41,605	42,378
Number of table games	1,558	1,443	1,384
Results of Operations

	Years Ended December 31,			2005 to 2004	2004 to 2003
	2005	2004	2003	% Change	% Change
	(in millions)
Income Statement Data:
Revenues:
Casino	$146.9	$157.6	$154.8	-6.8%	1.8%
Hotel	12.1	10.9	11.0	11.0%	-0.9%
Food and beverage	21.9	21.9	22.0	0.0%	-0.5%
Other	3.2	3.9	3.9	-17.9%	0.0%

Gross revenues	184.1	194.3	191.7	-5.2%	1.4%
Less promotional allowances	21.8	23.1	23.9	-5.6%	-3.3%

Net revenues	162.3	171.2	167.8	-5.2%	2.0%

Costs and expenses:
Casino	47.6	50.5	52.7	-5.7%	-4.2%
Hotel	4.8	3.4	2.7	41.2%	25.9%
Food and beverage	8.5	7.9	8.5	7.6%	-7.1%
Other operating expenses	1.3	0.9	1.3	44.4%	-30.8%
Selling, general and administrative	89.5	90.4	89.9	-1.0%	0.6%
Depreciation and amortization	16.0	14.9	14.1	7.4%	5.7%
Provision for obligatory investments	0.7	1.2	1.4	-41.7%	-14.3%

Total costs and expenses	168.4	169.2	170.6	-0.5%	-0.8%

Income (loss) from operations	$(6.1)	$2.0	$(2.8)	-405.0%	171.4%

Year Ended December 31, 2005 compared to Year Ended December 31, 2004
Gross revenues decreased 5.2% to $184.1 million for the year ended December 31, 2005 from $194.3 million for the year ended December 31, 2004. This decrease was primarily due to lower casino revenues, as discussed below.
Casino Revenues
Casino revenues decreased 6.8% to $146.9 million, or 79.8% of gross revenues, for the year ended December 31, 2005 from $157.6 million, or 81.1% of gross revenues, for the year ended December 31, 2004. Slot machine revenues were $106.8 million, or 72.8% of casino revenues, and table games revenues were $38.7 million, or 26.3% of casino revenues, for the year ended December 31, 2005 compared to $116.8 million and

$39.4 million, respectively, for the year ended December 31, 2004. The decrease in casino revenue was a result of decreased slot win of $10.0 million, along with a decrease in table game win of $0.7 million. Slot handle decreased 11.8% to $1,585.1 million for the year ended December 31, 2005 from $1,796.4 million for the year ended December 31, 2004. Table games drop increased 1.6% to $252.0 million for the year ended December 31, 2005 from $248.0 million for the year ended December 31, 2004. The table games hold percentage decreased 0.6 percentage points to 15.3% for the year ended December 31, 2005. Other casino revenues were unchanged. The 2005 decrease in both slot machine handle and slot machine win resulted primarily from the continued competitive capacity in the city. The market absorbed a full year of expansion at the Tropicana and Resorts. Additionally, the day bus market in the city declined with the Sands day bus ridership declining by approximately 186,000 passengers or 30% from the prior year. Table game drop increased primarily as a resulted of a full year operation of Asian favored games on the property. Table game drop for those designated games increased approximately $29.7 million, which was offset by declines in other table games. The table game win decline resulted from an overall decline in the table game hold percentage to 15.3% from 15.9% in the prior year.
Non-Casino Revenues
Hotel revenues increased 11.0% to $12.1 million, or 6.6% of gross revenues, for the year ended December 31, 2005 from $10.9 million, or 5.6% of gross revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in occupancy and an increase in the average daily room rate of 7.3%. The increase in the average daily room rate was primarily attributable to a change in the market mix.
Food and beverage revenues were flat at $21.9 million, or 11.9% of gross revenues, for the year ended December 31, 2005, and 11.3% of gross revenues for the year ended December 31, 2004. The decrease in covers for the year was offset by a slight increase in the average check.
Other revenues decreased 17.9% to $3.2 million, or 1.7% of gross revenues, for the year ended December 31, 2005 from $3.9 million, or 2.0% of gross revenues, for the year ended December 31, 2004. This was due to fewer commissions earned.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 14.8% for the year ended December 31, 2005 from 14.7% for the year ended December 31, 2004. This increase was attributable to our efforts to retain casino gaming market share within the competitive Atlantic City market.
Operating Expenses
Casino operating expenses decreased 5.7% to $47.6 million, or 32.4% of casino revenues, for the year ended December 31, 2005 from $50.5 million, or 32.0% of casino revenues, for the year ended December 31, 2004. The decrease in casino operating expenses was primarily due to reduced payroll and related expenses and reduced gaming taxes as a result of lower gaming revenues.
Hotel operating expenses increased 41.2% to $4.8 million, or 39.7% of hotel revenues, for the year ended December 31, 2005 from $3.4 million, or 31.2% of hotel revenues, for the year ended December 31, 2004. The increase was primarily due to increased labor and supply costs as a result of the increase in occupancy.
Food and beverage operating expenses increased 7.6% to $8.5 million, or 38.8% of food and beverage revenues, for the year ended December 31, 2005 from $7.9 million, or 36.1% of food and beverage revenues, for the year ended December 31, 2004. The increase was primarily due to increased food costs.
Other operating expenses increased 44.4% to $1.3 million, or 40.6% of other revenues, for the year ended December 31, 2005, from $0.9 million, or 23.1% of other revenues, for the year ended December 31, 2004. The increase was primarily due to increased entertainer fees as a result of more shows featuring headliner entertainment and payroll related expenses.
Selling, general, and administrative expenses were primarily comprised of payroll, marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses decreased 1.0% to $89.5 million, or 48.6% of gross revenues, for the year ended December 31,

2005 from $90.4 million, or 46.5% of gross revenues for the year ended December 31, 2004. The decrease was primarily due to decreased property taxes partially offset by increased utility costs and professional fees.
Interest Expense
Interest expense in 2005 is primarily due to the accrual of interest on $37.5 million principal amount of the 3% notes, the remaining principal outstanding after the conversion of notes by AREP, interest on the outstanding borrowings under the revolving credit facility, and the amortization of debt costs associated with the 3% notes. Interest expense decreased by 33.7% to $5.9 million for the year ended December 31, 2005. The decrease is due to the conversion of approximately $28.8 million principal amount of notes into our common stock on May 17, 2005.
Year Ended December 31, 2004 compared to Year Ended December 31, 2003
Gross revenues increased 1.4% to $194.3 million for the year ended December 31, 2004 from $191.7 million for the year ended December 31, 2003. This increase was primarily due to increased casino revenues, as discussed below.
Casino Revenues
Casino revenues increased 1.8 % to $157.6 million, or 81.1% of gross revenues, for the year ended December 31, 2004 from $154.8 million, or 80.8% of gross revenues, for the year ended December 31, 2003. Slot machine revenues were $116.8 million, or 74.1% of casino revenues, and table games revenues were $39.4 million, or 25.0% of casino revenues, for the year ended December 31, 2004, compared to $121.2 million and $32.5 million, respectively, for the year ended December 31, 2003. The increase in casino revenue was a result of increased table game win of $6.9 million, partially offset by a decrease in slot win of $4.4 million; other casino revenues increased $0.3 million. Table game drop increased 13.8% to $248.0 million for the year ended December 31, 2004, from $218.0 million for the year ended December 31, 2003. The table game hold percentage increased 1.0 percentage point to 15.9%. The increase in table game drop was due to an increase in the number of table games to 69 at December 31, 2004, from 61 at December 31, 2003. Slot handle decreased 6.5% to $1,796.4 million for the year ended December 31, 2004, from $1,920.4 million for the year ended December 31, 2003. The decrease in slot handle was primarily due to an increase in competitive capacity in the Atlantic City market.
Non-Casino Revenues
Hotel revenues decreased 0.9% to $10.9 million, or 5.6% of gross revenues, for the year ended December 31, 2004 from $11 million, or 5.7% of gross revenues, for the year ended December 31, 2003. The 2004 decrease is due to a decrease in occupied room nights offset slightly by an increase in average room rates. The 2004 decrease in occupied room nights was due to the continuing increased room inventory in the Atlantic City market and a conscious decision to reduce the number of complimentary rooms allotted to lower rated customers as compared to the prior year.
Food and beverage revenues decreased 0.5% to $21.9 million, or 11.3% of gross revenues, for the year ended December 31, 2004 from $22 million, or 11.5% of gross revenues, for the year ended December 31, 2003. The decrease is primarily due to a decrease in covers in the Boardwalk Buffet partially offset by an increase in beverage revenue in Swingers Lounge.
Other revenues were unchanged at $3.9 million, or 2.0% of gross revenues, for the years ended December 31, 2004 and 2003.
Promotional Allowances
Promotional allowances are comprised of the retail value of complimentary goods and services provided to the casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 14.7% during 2004 compared to 15.4% during 2003. The 2004 decrease is primarily attributable to our emphasis to provide increased profitability of customers and less reliance on lower rated room customers.
Operating Expenses
Casino operating expenses decreased 4.2% to $50.5 million, or 32.0% of casino revenues, for the year ended December 31, 2004 from $52.7 million, or 34.0% of casino revenues, for the year ended December 31, 2003.

The decrease is primarily due to reduced payroll and benefits costs as a result of the increased utilization of ticket-in/ticket-out slot technology, which reduced related slot and cashier labor.
Hotel operating expenses increased 25.9% to $3.4 million, or 31.2% of hotel revenues, for the year ended December 31, 2004 from $2.7 million, or 24.5% of hotel revenues, for the year ended December 31, 2003. The increase is primarily due to less allocable cost related to a decrease in complimentary room utilization by the Casino and Marketing departments.
Food and beverage operating expenses decreased 7.1% to $7.9 million, or 36.1% of food and beverage revenues, for the year ended December 31, 2004 from $8.5 million, or 38.6% of food and beverage revenues, for the year ended December 31, 2003. The decrease is primarily due to lower payroll and employee benefits costs and cost of food sales partially offset by increased costs as a result of lower allocable costs for complimentaries and employee meals. Cost of beverage sales increased also as a direct result of increased sales.
Other operating expenses decreased 30.8% to $0.9 million, or 23.1% of other revenues, for the year ended December 31, 2004 from $1.3 million, or 33.3% of other revenues, for the year ended December 31, 2003. The decrease is due to lower costs for headliner entertainment and allocable cost of complimentaries as a result of fewer headline shows in 2004 than 2003.
Selling, general, and administrative expenses were primarily comprised of marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 0.6% to $90.4 million, or 46.5% of gross revenues, for the year ended December 31, 2004 from $89.9 million, or 46.9% of gross revenues, for the year ended December 31, 2003. The increase is due to increases in utilities, advertising and payroll taxes partially offset by decreases in allocated cost of complimentaries.
Interest Expense
Interest expense in 2004 is primarily due to the accrual of interest on $66.3 million principal amount of the 3% notes, the remaining principal outstanding after the Transaction and the amortization of debt costs associated with the 3% notes. Interest expense decreased by 29.4% to $8.9 million for the year ended December 31, 2004. The decrease is primarily due to the modification of debt resulting in the exchange of approximately $66.3 million in 11% notes for an equal amount of 3% notes.
Financial Condition
Liquidity and Capital Resources
Our primary source of cash is from the operation of The Sands. At December 31, 2005, we had cash and cash equivalents of $13.7 million. For the year ended December 31, 2005, net cash provided by operating activities totaled approximately $6.2 million compared to approximately $8.8 million for the year ended December 31, 2004 and we used $2.4 million for the year ended December 31, 2003.
In addition to cash from operations, we have relied on our senior secured revolving credit facility, or credit facility, entered into by us, as borrower, and our subsidiary, as guarantor. The credit facility allows for borrowings of up to $5.0 million, subject to us complying with financial and other covenants. At December 31, 2005, we had outstanding borrowings under the credit facility of $1.5 million and availability of $3.5 million, subject to continuing compliance with existing covenant restrictions. All borrowings are payable in full by no later than November 12, 2007 or any earlier date on which borrowings are required to be paid in full, by acceleration or otherwise, pursuant to the credit facility. Interest accrues at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum, which totaled 12.39% at December 31, 2005. The credit facility requires the maintenance of the following financial covenants: (1) a minimum EBITDA (as defined in the credit facility) of $7.0 million, which is measured and confirmed as of the twelve month period ended each respective January 1, April 1, July 1 and October 1 of each year and (2) a Minimum Leverage Ratio of Total Debt to EBITDA, as measured and confirmed on a trailing twelve month basis not to exceed 6.25:1. As of December 31, 2005, we are in compliance with these covenants.
We believe operating cash flows and borrowings available under the credit facility will be adequate to meet our anticipated future requirements for working capital, capital spending and scheduled interest payments under the credit facility, lease payments and other permitted indebtedness at least through the next twelve months.
We are currently exploring various plans for potential expansion and improvements. If we decide to expand and improve the facilities, we would be required to obtain additional financing since internally generated funds and amounts available for borrowing under existing facilities would not be sufficient. We may not be able to obtain the required consents or additional financing.
Our primary use of cash is for capital spending and to make obligatory investments under our Casino Reinvestment Development Authority requirement. Our capital spending was approximately $4.0 million, $16.6 million and $12.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. We have estimated our 2006 capital spending at approximately $3.8 million, which will be for upgrades or maintenance to our existing assets.
We are required by the Commission to make certain quarterly deposits based on gross revenues with the Casino Reinvestment Development Authority in lieu of a certain investment alternative tax. Deposits amounted to $2.2 million, $2.3 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
We have $37.5 million principal amount of 3% notes that mature on July 22, 2008. Our 3% notes are convertible into 65.90909 shares of our common stock for each $1,000 of principal amount of 3% notes and related accrued interest. Accrued interest on the 3% notes was approximately $1.6 million at December 31, 2005. Interest is payable at maturity of the 3% notes.
Borrowings under the credit facility are secured by a first lien and security interest on all of our and our subsidiary’s personal property and a first mortgage on The Sands. The 3% notes are also secured by a lien on the same collateral that secures the credit facility. The liens with respect to the 3% notes are subordinated to the liens with respect to the credit facility.
Pursuant to the terms of a warrant agreement for warrants issued in connection with the Transaction, as a result of the conversion of 3% notes by AREP, holders of our warrants are, and since May 17, 2005, have been, able to exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. We entered into an agreement with American Stock Transfer and Trust Company, as of May 17, 2005 to facilitate the exercise of warrants. During 2005, warrants were exercised for an aggregate of 2,135,795 shares of our common stock.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Contractual Obligations
The following table sets forth the contractual obligations of the Company at December 31, 2005.

	Payment due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 year	years	years	5 years
	(in thousands)

Line of credit	$1,500	$—	$1,500	$—	$—
Insurance premium note payable	2,048	2,048	—	—	—
Long-term debt	37,459	—	37,459	—	—
Interest on long-term debt	4,495	—	4,495	—	—
Capital leases, including interest	619	601	18	—	—
License agreement	1,500	100	200	200	1,000
Obligatory agreements:
VLT agreement	1,906	953	953	—	—
CRDA obligation	4,663	76	159	4,393	35
Operating Leases:
Madison House Lease	14,426	1,998	3,996	3,996	4,436
Employment agreements	1,241	673	568	—	—

Total Contractual Obligations	$69,857	$6,449	$49,348	$8,589	$5,471

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions about the effects of matters that are inherently uncertain. Those estimates and assumptions are derived and continually evaluated based on historical experiences, current facts and circumstances, and changes in the business environment. However, actual results may sometimes differ materially from estimates under different conditions. We have summarized our significant accounting policies in note 1 to our consolidated financial statements. Of the accounting policies, we believe the following may involve a higher degree of judgment and complexity.
Revenue Recognition. Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Gross revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.
We also reward customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash and non-cash awards. We deduct the cash incentive amounts from casino revenue.
Slot Club Liability. We offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casino. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Points expire after three months. Slot club liability is included in accrued expenses on the consolidated balance sheet.
Self-Insurance. We retain the obligation for certain losses related to customer’s claims of personal injuries incurred while on our property as well as major medical claims for non-union employees. We accrue for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting our estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.
Income Taxes. We account for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards, Accounting for Income Taxes, or SFAS No. 109.
SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We maintain valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, management takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. Management has determined that the realization of certain of our deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2005.
Allowance for Obligatory Investments. We maintain obligatory investment allowances for our investments made in satisfaction of our Casino Reinvestment Development Authority obligation. The obligatory investments may ultimately take the form of Casino Reinvestment Development Authority issued bonds, which bear interest at below market rates, direct investments or donations. Casino Reinvestment Development Authority bonds bear interest at approximately two-thirds of market rates. Management bases its reserves on the type of investments the obligation has taken or is expected to take. Management has reserved the predominant balance of its obligatory investments at between 33% and 49%.
Long-Lived Assets. We periodically evaluate our long-lived assets in accordance with the application of SFAS No. 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Inherent in the reviews of the carrying amounts of the above assets are various estimates. First, management must determine the usage of the asset. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the operating property.
In accordance with SFAS No. 144, we have tested the assets of The Sands in Atlantic City for recoverability during 2005. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe The Sands assets to be impaired at this time. However, we will continue to monitor the performance of The Sands as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of The Sands are impaired, we will be subject to a non-cash write-down of its assets which would likely have a material impact on our consolidated financial statements.
Commitments and Contingencies. On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.
Recently Issued Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued SFAS No.154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.
Forward Looking Statements
We are including the following cautionary statement in this report to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical facts, the matters discussed in this report are forward looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.
Trends and Other Uncertainties
We refer you to Item 1A. Risk Factors for a discussion of trends, uncertainties and other factors that could affect us.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We can borrow, from time to time, up to $5.0 million under the senior secured revolving credit facility for working capital purposes. At December 31, 2005, there were $1.5 million in borrowings outstanding under the facility.
The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $29.6 million as of December 31, 2005.
We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Atlantic Coast Entertainment Holdings, Inc.
We have audited the accompanying consolidated balance sheet of Atlantic Coast Entertainment Holdings, Inc. (the “Company”) as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Entertainment Holdings, Inc. as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ GRANT THORNTON LLP
Reno, Nevada
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Atlantic Coast Entertainment Holdings, Inc.:
We have audited the accompanying combined balance sheet of Atlantic Coast Entertainment Holdings, Inc. and subsidiary as of December 31, 2004, and the related combined statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004. These combined financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these combined financial based on our audits.
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
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Entertainment Holdings, Inc. and subsidiary as of December 31, 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Short Hills, New Jersey
March 11, 2005, except for Note 13 which is as of September 9, 2005.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2005	2004
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$13,711	$12,756
Accounts receivable, net	3,745	5,100
Other current assets	10,170	7,533

Total current assets	27,626	25,389

Property and equipment, net	160,603	171,640

Other assets:
Obligatory investments, net	12,929	11,647
Deferred financing costs and other assets	3,510	8,113

Total other assets	16,439	19,760

Total Assets	$204,668	$216,789

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Line of credit	$1,500	$—
Accounts payable	3,746	3,995
Accounts payable-related party	559	371
Accrued payroll and related expenses	6,798	6,818
Accrued expenses	7,940	10,143
Note payable	2,048	—
Current portion capital leases	310	248

Total current liabilities:	22,901	21,575

Long-term debt	37,459	66,259
Non-current capital leases	251	432
Other non-current liabilities	5,965	4,920

Total Long-Term Liabilities	43,675	71,611

Total Liabilities	66,576	93,186

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 6,916,914 and 2,882,938 shares outstanding	69	29
Additional paid-in capital	187,304	126,550
Warrants outstanding	9,735	43,587
Accumulated deficit	(59,016)	(46,563)

Total shareholders’ equity	138,092	123,603

Total Liabilities and Shareholders’ Equity	$204,668	$216,789

See notes to consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(in thousands, except share data)

REVENUES:
Casino	$146,851	$157,643	$154,813
Hotel	12,062	10,908	10,994
Food and beverage	21,946	21,898	21,962
Other	3,255	3,940	3,914

Gross revenues	184,114	194,389	191,683
Less promotional allowances	21,775	23,146	23,934

Net revenues	162,339	171,243	167,749

COSTS AND EXPENSES:
Casino	47,605	50,467	52,657
Hotel	4,777	3,397	2,677
Food and beverage	8,500	7,930	8,481
Other	1,343	870	1,297
Selling, general and administrative	89,540	90,285	89,864
Depreciation and amortization	15,960	14,898	14,123
Provision for obligatory investments	732	1,165	1,434
(Gain) loss on disposal of assets	(6)	152	28

Total costs and expenses	168,451	169,164	170,561

INCOME (LOSS) FROM OPERATIONS	(6,112)	2,079	(2,812)

OTHER INCOME (EXPENSE):
Interest income	599	345	341
Interest expense	(5,915)	(8,883)	(12,581)
Debt restructuring costs	(23)	(2,759)	(1,843)

Total other expense, net	(5,339)	(11,297)	(14,083)

LOSS BEFORE INCOME TAXES	(11,451)	(9,218)	(16,895)
Provision for income taxes	1,002	1,044	862

NET LOSS	$(12,453)	$(10,262)	$(17,757)

Basic/diluted loss per common share	$(2.30)	$(3.56)	$(6.16)

Weighted average common shares outstanding	5,413,431	2,882,938	2,882,938

See notes to consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,453)	$(10,262)	$(17,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,960	14,898	14,123
(Gain) loss on sale or disposal of assets	(6)	152	28
Provision for obligatory investments	732	1,165	1,434
Changes in operating assets and liabilities:
Accounts receivable, net	1,355	147	(271)
Other current assets	(2,637)	(1,161)	464
Other non-current assets	3,923	589	124
Accounts payable and accrued expenses	(2,472)	3,668	(861)
Other	1,764	(368)	283

Net Cash Provided by (Used in) Operating Activities	6,166	8,828	(2,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Related party receivables	—	—	24
Acquisition of property and equipment	(4,043)	(16,620)	(12,825)
Purchase of obligatory investments	(2,208)	(2,308)	(2,336)
Cash proceeds from sale of property and equipment	6	308	110
Cash proceeds from sale of obligatory investments	139	201	130

Net Cash Used in Investing Activities	(6,106)	(18,419)	(14,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	5,500	—	—
Payments on line of credit	(4,000)	—	—
Cash transferred from GB Holdings	—	16,920	—
Increase in related party payable	188	—	15,399
Proceeds from exercised warrants	21	—	—
Proceeds from note payable	2,684	—	—
Payments on note payable	(636)	—	—
Payments on capital lease obligation	(264)	(78)	—
Cost of issuing new debt	—	(6,626)	—
Return of capital of GB Holdings, Inc.	(2,598)	(4,773)	—
Issuance of common stock	—	—	1

Net Cash Provided by Financing Activities	895	5,443	15,400

Net increase (decrease) in cash and cash equivalents	955	(4,148)	(1,930)
Cash and cash equivalents — beginning of period	12,756	16,904	18,834

Cash and Cash Equivalents — End of Period	$13,711	$12,756	$16,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$337	$8,339	$12,100

Interest Capitalized	$—	$86	$300

Cash paid during the period for income taxes	$994	$1,051	$899

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exercise of warrants	$33,852	$—	$—

Conversion of notes payable and accrued interest to common stock	$29,519	$—	$—

Acquisition of equipment with a capital lease	$145	$758	$—

Assumption of net liabilities by GB Holdings in connection with the Transaction	$—	$68,359	$—

Issuance of 3% notes in exchange for 11% notes	$—	$66,259	$—

See notes to consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

			Additional
	Common Stock		Paid-In-		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
Balances at December 31, 2002	100	$—	$89,659	$—	$(18,544)	$71,115
Issuance of common shares	1	—	1	—	—	1
Net loss	—	—	—	—	(17,757)	(17,757)

Balances at December 31, 2003	101	—	89,660	—	(36,301)	53,359
Assumption of net liabilities by GB Holdings, Inc. and issuance of common stock and warrants in connection with the Transaction	2,882,837	29	41,663	43,587	—	85,279
Return of capital	—	—	(4,773)	—	—	(4,773)
Net loss	—	—	—	—	(10,262)	(10,262)

Balances at December 31, 2004	2,882,938	29	126,550	43,587	(46,563)	123,603
Conversion of 3% notes	1,898,181	19	29,500	—	—	29,519
Exercise of warrants	2,135,795	21	33,852	(33,852)	—	21
Return of capital to GB Holdings, Inc.	—	—	(2,598)	—	—	(2,598)
Net loss	—	—	—	—	(12,453)	(12,453)

Balances at December 31, 2005	6,916,914	$69	$187,304	$9,735	$(59,016)	$138,092

See notes to consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
Note 1. Description of Business and Summary of Significant Accounting Policies
The Company
Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings or the Company, owns and operates The Sands Hotel and Casino, or The Sands, located in Atlantic City, New Jersey through our wholly-owned subsidiary, ACE Gaming, LLC, or ACE Gaming, a New Jersey limited liability company. The Sands is located on approximately 6.1 acres of land one half block from the Boardwalk at Brighton Park, between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 80,000 square feet of gaming space, two hotels with a total of 620 rooms, and related facilities.
We were incorporated in Delaware on October 31, 2003 and were a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc., or GBHC, which was a wholly-owned subsidiary of GB Holdings, Inc., or GB Holdings. Until July 22, 2004, GBHC was the owner and operator of The Sands. ACE Gaming was formed in November 2003 to own and operate The Sands. Atlantic Holdings and ACE Gaming were formed in connection with a transaction, or the Transaction, which included a consent solicitation and offer to exchange, in which holders of $110 million of 11% notes due 2005 issued by GB Property Funding Corp., a wholly-owned subsidiary of GB Holdings, or the 11% notes, were given the opportunity to exchange the 11% notes, on a dollar for dollar principal basis, for our 3% notes, or 3% notes, and $100 per $1,000 of principal amount of 11% notes exchanged. The Transaction was consummated on July 22, 2004 and included, among other things the transfer of substantially all of the assets and certain liabilities of GB Holdings and GBHC to Atlantic Holdings. The 3% notes are guaranteed by ACE Gaming. We had limited operating activities prior to July 22, 2004. The exchange was consummated on July 22, 2004, and holders of $66.3 million principal amount of the 11% notes exchanged those notes for $66.3 million principal amount of our 3% notes.
At the election of the holders of a majority in principal amount of our outstanding 3% notes, each $1,000 principal amount of the 3% notes is payable in or convertible into 65.90909 shares of our common stock, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% notes that tendered in the consent solicitation and offer to exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the 11% notes tendered, plus accrued, but unpaid, interest ($2.3 million) on the 11% notes tendered, which amounts were paid at the consummation of the Transaction. As part of the Transaction, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the transaction. The warrants allow the holders to purchase from us, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of our common stock and are only exercisable following the earlier of (a) either the 3% notes being paid in cash or upon conversion, in whole or in part, into our common stock, (b) payment in full of the outstanding principal of the 11% notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director) that the warrants may be exercised. Also on July 22, 2004, in connection with the consummation of the Transaction and the consent solicitation and offer to exchange, GB Property Funding Corp. and GBHC merged into GB Holdings, with GB Holdings as the surviving entity.
On May 17, 2005, holders of a majority of aggregate principal amount of 3% notes elected to allow holders of such notes to convert the notes, in whole or in part, into shares of Atlantic Holdings common stock. Following this election, holders of approximately $28.8 million of 3% notes converted such notes into shares of common stock. Following such conversion, the warrants became exercisable into shares of Atlantic Holdings common stock. Our board of directors may limit the exercise period by providing ninety day written notice of cancellation.

Immediately following this election, American Real Estate Partners, L.P., or AREP, a publicly traded Delaware master limited partnership that owned an aggregate of $63.9 million principal amount of the 3% notes, elected to convert $28.8 million principal amount of our 3% notes into 1,898,181 shares of our common stock. Carl C. Icahn through his affiliates, owns approximately 86.5% of AREP’s preferred units and approximately 90.0% of its depository units and all of the capital stock of AREP’s general partner, American Property Investors, Inc. Each $1,000 of principal amount of the 3% notes and accrued interest thereon, is therefore, convertible at the option of the holders, into 65.90909 shares of our common stock.
As a result of the conversion by AREP of 3% notes, and pursuant to the terms of the warrant agreement dated July 22, 2004, by and between us and American Stock Transfer and Trust Company as the warrant agent, as of May 17, 2005, holders of our warrants may exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own at an exercise price of $0.01 per share.
On May 17, 2005, we received notice from American Stock Transfer and Trust Company that the affiliates of Mr. Icahn, including AREP, exercised their warrants for an aggregate of 2,130,904 shares of our common stock. On June 30, 2005, AREP purchased shares of our common stock from affiliates of Mr. Icahn. As a result of the exercise of warrants, the conversion of a portion of the 3% notes owned by AREP and the purchase of shares from affiliates of Mr. Icahn, AREP owns an aggregate of 4,029,085 shares of our common stock, representing approximately 58.2% of our outstanding common stock. GB Holdings owns approximately 41.7% of our outstanding common stock. After the conversion of 3% notes by AREP, it continues to own approximately $35.1 million in principal amount of the 3% notes. If AREP elects to convert its remaining 3% notes, AREP would then own approximately 6.34 million shares of our common stock, representing approximately 63.4 % of our outstanding common stock on a fully diluted basis.
In connection with the transfer of the assets and certain liabilities of GB Holdings, including those of GBHC to us, we issued 2,882,937 shares of our common stock to GBHC, which following the merger of GBHC and GB Holdings, became the sole asset of GB Holdings. Substantially all of the assets and liabilities of GB Holdings and GBHC (with the exception of the remaining 11% notes and accrued interest thereon, the shares of our common stock and the related pro rata share of deferred financing costs) were transferred to us. The Sands’ New Jersey gaming license was transferred to ACE Gaming in accordance with the approval of the New Jersey Casino Control Commission or the Commission. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby we will initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. We did not record any gain or loss relating to the transfer.
On September 29, 2005, GB Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the proceeding, certain creditors of GB Holdings have objected to GB Holdings proposed sale of its Atlantic Holdings Common Stock and claimed that the Transaction was a fraudulent conveyance. In connection with this claim, such creditors may seek to unwind the Transaction or seek recovery of the assets transferred in the Transaction.
In connection with the Transaction, GB Holdings, Atlantic Holdings and ACE Gaming entered into a Contribution Agreement, pursuant to which GB Holdings contributed substantially all of its assets to us and we agreed to pay GB Holdings for its normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings), not to exceed in the aggregate $250,000 in any twelve month period, until September 29, 2005, subject to a number of conditions. However, the holders of a majority of the aggregate principal amount of the outstanding 3% notes may elect to allow us to provide additional funds to GB Holdings for expenses.
Basis of Presentation
Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for each of the years in the two-year period ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2003 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
In addition, the combined financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities of GB Holdings that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. In addition, to the 2,882,938 shares of Atlantic Holdings common stock, the assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

Current Assets, primarily prepayments	$266
Current portion of long-term debt	$43,741
Note payable, related party	$21,900
Accrued interest	$2,984
In connection with the Transaction, in addition to the assets and liabilities related to the operations of The Sands, GB Holdings also transferred $16.9 million in cash to Atlantic Holdings.
On November 29, 2005, our affiliate, AREP Gaming LLC, through it subsidiaries, AREP Laughlin Corporation and AREP Boardwalk, LLC, entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey, known as the Traymore site, from Harrah’s Entertainment for $170.0 million. Completion of the acquisition is subject to regulatory approval and is expected to close in mid-2006.
An acquisition option right is currently being discussed with AREP Gaming.
In preparing the combined financial statements, the assets and liabilities, revenues and expenses of the operations prior to the Transactions are reflected in the accompanying consolidated financial statements.
Principles of Consolidation and Combination
The consolidated financial statements include the accounts of Atlantic Holdings and ACE Gaming. All material intercompany balances and transactions have been eliminated in consolidation. For periods prior to July 23, 2004, the historical financial statements were presented on a combined basis. Subsequent to this date, all statements are presented on a consolidated basis.
Casino Revenues and Promotional Allowances
Casino revenue is recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Gross revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.
We also reward customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash and non-cash awards. We deduct the cash incentive amounts from casino revenue.

The estimated costs of providing complimentaries, included as casino expenses, are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Food and Beverage	$3,356	$3,821	$3,786
Rooms	19	14	16
Other Operating	11	11	13

Total	$3,386	$3,846	$3,815

Cash and Cash Equivalents
Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. Cash equivalents consist of interest-bearing deposits, money market funds and debt instruments, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts.
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are included in other current assets.
Property and Equipment
Property and equipment purchased are stated at cost. Assets held under capital leases are stated at the lower of the present value of the future minimum lease payments or fair value at the inception of the lease. Expenditures for additions, renewals and improvements are capitalized and depreciated over their useful lives. Costs of repairs and maintenance are expensed when incurred. Leasehold acquisition costs are amortized over the shorter of their estimated useful lives or the term of the respective leases once the assets are placed in service.
Depreciation and amortization of property and equipment are computed using the straight-line method over the following useful lives:

Buildings and improvements	25-40 years
Furniture, fixtures and equipment	3-15 years
The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives; we capitalized interest of $0, $86,000 and $300,000 during fiscal year 2005, 2004 and 2003, respectively.
Long-Lived Assets
We periodically evaluate our long-lived assets in accordance with the application of Statement of Financial Accounting Standards, or SFAS, No. 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Inherent in the reviews of the carrying amounts of the above assets are various estimates. First, management must determine the usage of the asset. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the operating property.
In accordance with SFAS No. 144, we have tested the assets of the Sands in Atlantic City for recoverability during 2005. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe the Sands assets to be impaired at this time. However, we will continue to monitor the performance of the Sands as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of the Sands are impaired, we will be subject to a non-cash write-down of its assets which would likely have a material impact on our consolidated financial statements.
Unamortized Debt Issue Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method. For the years ended December 31, 2005, 2004 and 2003, amortization of debt issue costs were $3,903,000, $1,116,000 and $555,000, respectively, and are included in interest expense.
Slot Club Liability
We offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casino. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Points expire after three months. Slot club liability is included in accrued expenses on the consolidated balance sheet.
Self-Insurance
We retain the obligation for certain losses related to customer’s claims of personal injuries incurred while on our property as well as major medical claims for non-union employees. We accrue for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting our estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.
Allowance for Obligatory Investments
We maintain obligatory investment allowances for our investments made in satisfaction of our Casino Reinvestment Development Authority obligation. The obligatory investments may ultimately take the form of Casino Reinvestment Development Authority issued bonds, which bear interest at below market rates, direct investments or donations. Casino Reinvestment Development Authority bonds bear interest at approximately two-thirds of market rates. Management bases its reserves on the type of investments the obligation has taken or is expected to take. Management has reserved the predominant balance of its obligatory investments at between 33% and 49%.
Long-term Debt
The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.
Sales, Advertising and Promotion
Sales, advertising and promotion costs are expensed as incurred and were approximately $14.9 million, $14.7 million and $13.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
Income Taxes
We account for income tax assets and liabilities in accordance with SFAS No. 109.
SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We maintain valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

In determining whether a valuation allowance is warranted, management takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. Management has determined that the realization of certain of our deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2005.
Loss per Share
SFAS No. 128, “Earnings Per Share”, requires, among other things, the disclosure of basic and diluted earnings per share for public companies. The capital structure of the Company includes potentially dilutive securities in the form of 2,233,465 warrants exercisable for 614,203 shares of Atlantic Holdings and the 3% notes convertible to 65.909 shares per $1,000 of principal amount or 2,468,883 shares. Since the Company had a net loss for the year and including the fully diluted shares in calculating loss per share would be anti-dilutive, basic and diluted loss per share are the same. Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.
The weighted average shares used in the calculation of loss per common share for the periods prior to the Transaction are presented on a pro forma basis, based upon the capital structure that existed immediately following the Transaction.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.
Reclassifications
Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current fiscal year presentation. These reclassifications had no effect on net loss.
Recently Issued Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued SFAS No.154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.
Note 2. Accounts Receivable
Accounts receivable consists of the following:

	December 31,
	2005	2004
	(in thousands)
Hotel and related	$486	$403
Gaming	6,349	7,854
Other	341	381

	7,176	8,638
Less allowance for doubtful accounts	3,431	3,538

	$3,745	$5,100

The Company recorded bad debt expense and allowance for doubtful accounts for the years ended as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of period	$3,538	$5,631	$10,544
Bad debt expense	450	416	1,040
Deductions and write-offs	(557)	(2,509)	(5,953)

Balance at end of period	$3,431	$3,538	$5,631

Note 3. Other Current Assets
Other current assets consist of the following:

	December 31,
	2005	2004
	(in thousands)
Inventories	$2,588	$2,499
Prepaid expenses	4,017	1,617
Insurance deposits	3,121	3,017
Other	444	400

	$10,170	$7,533

Note 4. Property and Equipment, Net
Property and equipment consist of the following:

	December 31,
	2005	2004
	(in thousands)
Land and improvements	$54,344	$54,344
Building and improvements	88,273	88,147
Furniture, fixtures and equipment	79,921	73,675
Construction in progress	224	2,040

	222,762	218,206
Less accumulated depreciation and amortization	62,159	46,566

	$160,603	$171,640

Assets recorded under capital leases were approximately $0.9 million and $0.8 million at December 31, 2005 and 2004, respectively. Accumulated depreciation and amortization at December 31, 2005, 2004 and 2003 includes amounts recorded for capital leases of $0.2 million, $0.1 million and $0, respectively.
Note 5. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2005	2004
	(in thousands)
Accrued liabilities	$4,850	$6,710
Accrued taxes	865	821
Accrued insurance reserves	1,310	1,891
Other	915	721

	$7,940	$10,143

Note 6. Leases
The Company leases certain equipment and property under operating leases. Total rent expense was $2.0 million, $2.0 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following table sets forth the future minimum commitments for operating leases and capital leases having remaining non-cancelable lease terms in excess of one year (in thousands):

	Operating Leases	Capital Leases
2006	$1,998	$350
2007	1,998	251
2008	1,998	18
2009	1,998	—
2010	1,998	—
Thereafter	4,436	—

Total Minimum Lease Payments	$14,426	619

Less imputed interest costs		58

Present value of Net Minimum Capital Lease Payments		$561

The future minimum lease payments to be received for various non-cancelable operating leases for certain retail space for years subsequent to December 31, 2005 are as follows (in thousands):

Years ending December 31,
2006	$184
2007	124
2008	80
2009	80
2010	60
Thereafter	—

Total payments	$528

The above minimum rental income does not include contingent rental income contained within certain retail operating leases.
For the years ended December 31, 2005, 2004 and 2003, we recorded rental revenue of $220,000, $199,000 and $23,000, respectively.
Note 7. Income Taxes
The components of the provision for income taxes are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Federal income tax provision:
Current	$—	$—	$—
Deferred	—	—	—
State income tax provision:
Current	1,002	1,044	862
Deferred	—	—	—

	$1,002	$1,044	$862

Deferred Tax Assets & Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets were as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Bad debt reserve	$1,552	$1,578
Deferred financing costs	1,434	—
Group insurance	535	904
Accrued vacation	615	603
Action cash awards accrual	155	191
Jackpot accrual	313	407
Medical reserve	493	534
Casino Reinvestment Development Authority	6,036	6,293
Federal and state net operating loss carryforward	23,241	21,252
Workers compensation	647	462
Grantors trust income	3,723	3,713
Credit carryforwards	2,661	3,345
Other	1,223	770

Total deferred tax assets	42,628	40,052
Less valuation allowance	(27,704)	(23,499)

Total deferred tax assets after valuation allowances	14,924	16,553

Deferred tax liabilities:
Non-current:
Depreciation of plant and equipment	(14,924)	(16,336)
Deferred financing costs	—	(81)
Other	—	(11)
Chips and tokens	—	(125)

Total deferred tax liabilities	(14,924)	(16,553)

Net deferred tax assets (liabilities)	$—	$—

The net change in the valuation allowance for deferred income tax assets was an increase of $4.2 million in 2005 and an increase of $5.6 million in 2004. Federal net operating loss carryforwards totaled approximately $62 million as of December 31, 2005 and will begin expiring in the year 2022 and forward. New Jersey net operating loss carryforwards totaled approximately $26.9 million as of December 31, 2005 and will begin expiring in 2011. The Company also has general business credit carryforwards of approximately $1.2 million which expire in 2009 through 2024. Additionally, as of December 2005, the Company has a federal alternative minimum tax (AMT) credit carryforward of about $72,000 and a New Jersey alternative minimum assessment (AMA) credit carryforward of approximately $1.3 million, both of which can be carried forward indefinitely.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2005 and 2004.

The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	December 31,
	2005	2004	2003
Expected federal benefit	(35.0)%	(35.0)%	(35.0)%
State taxes net of federal benefit	(2.1)%	(0.5)%	(2.0)%
State tax rate correction	0.0%	0.0%	3.8%
Expired tax credit	0.0%	3.5%	0.7%
Permanent differences	0.3%	0.6%	0.2%
Tax credits	6.0%	(7.9)%	(5.1)%
Deferred tax valuation allowance	36.7%	60.8%	43.1%
Other	2.9%	(10.8)%	0.0%

	8.8%	10.7%	5.7%

Note 8. Notes Payable
Long-term debt is comprised of the following (in thousands):

	December 31,
	2005	2004
3% Notes due July 22, 2008	$37,459	$66,259
On July 22, 2004, Atlantic Holdings consummated the Consent Solicitation and Offer to Exchange which it commenced and in which Atlantic Holdings offered to exchange its 3% notes due on July 22, 2008 for GB Holdings 11% notes due on September 29, 2005. Pursuant to the Consent Solicitation and Offer to Exchange, an aggregate principal amount of $66,258,970 of GB Holdings 11% notes were tendered to Atlantic Holdings, on a dollar for dollar basis, in exchange for an aggregate principal amount of $66,258,970 of 3% notes. The $43,741,030 of 11% notes that were not tendered to Atlantic Holdings remain an obligation of GB Holdings and are not an obligation of Atlantic Holdings. At the election of the holders of a majority in principal amount of the outstanding 3% notes, each $1,000 principal amount of 3% notes is payable in or convertible into 65.909 shares of common stock, par value $0.01 per share of Atlantic Holdings, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the GB Holdings 11% notes that tendered in the Consent Solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the GB Holdings 11% notes tendered, plus accrued interest ($2.3 million) on the GB Holdings 11% notes tendered, which amounts were paid at the consummation of the Transaction. The exchange is being accounted for as a modification of debt. The consent fees paid are being amortized over the term of the 3% notes using the effective yield method. All external costs associated with the issuance of the 3% notes have been expensed. As indicated in the Consent Solicitation and Offer to Exchange, an aggregate of 10,000,000 warrants, issued by Atlantic Holdings, were distributed on a pro rata basis to the shareholders of GB Holdings upon the consummation of the Transaction. Such warrants allow the holders to purchase from Atlantic Holdings, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings common stock and are only exercisable following the earlier of (a) either the 3% notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings common stock, (b) payment in full of the outstanding principal of the GB Holdings 11% notes which have not been exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the warrants may be exercised.
On May 17, 2005, holders of a majority of aggregate principal amount of 3% notes elected to allow holders of such notes to convert the 3% notes, in whole or in part, into shares of Atlantic Holdings common stock. Following this election, holders of approximately $28.8 million of 3% notes converted such notes into shares of our common stock. Following such conversion, the warrants became exercisable into shares of Atlantic Holdings common stock.
Immediately following this election, American Real Estate Partners, L.P., or AREP, a publicly traded Delaware master limited partnership that owned an aggregate of $63.9 million principal amount of the 3% notes, elected to convert $28.8 million principal amount of our 3% notes into 1,898,181 shares of our common stock. Carl C. Icahn through his affiliates, owns approximately 86.5% of AREP’s preferred units and approximately 90.0% of its depository units and all of the capital stock of AREP’s general partner, American Property Investors, Inc.

Each $1,000 of principal amount of the 3% notes and accrued interest thereon, is therefore, convertible at the option of the holders, into 65.90909 shares of our common stock.
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
On November 12, 2004, Atlantic Holdings, as borrower and ACE Gaming, as guarantor, entered into a senior secured revolving credit facility, or credit facility, of up to $10 million to be used for working capital purposes. Borrowings under the credit facility are designated as Working Capital Indebtedness (as that term is defined in the Indenture), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE Gaming, as guarantor, and Wells Fargo Bank, National Association, as trustee (the Trustee).
On November 30, 2005 the credit facility was modified to extend the term to November 12, 2007, decrease the available principal amount to $5 million, and modify the financial covenants.
The outstanding principal balance of the will accrue interest at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum, which totaled 12.39% at December 31, 2005. In addition to interest payable on the principal balance outstanding from time to time, Atlantic Holdings is required to pay an unused line fee for each preceding three-month period during the term of the credit facility in an amount equal to .35% of the excess of the available commitment over the average outstanding monthly balance during such preceding three-month period.
The borrowings are secured by a first lien and security interest on all of Atlantic Holdings’ and ACE Gaming’s personal property and a first mortgage on The Sands. The lender under the credit facility entered into an Intercreditor Agreement, dated as of November 12, 2004, with the Trustee pursuant to the credit facility. The Liens (as that term defined in the Indenture) of the Trustee on the Collateral (as that term is defined in the Indenture), are subject and inferior to Liens which secure Working Capital Indebtedness such as the credit facility.
The lender under the credit facility may terminate its obligation to advance and declare the unpaid balance of the Loans, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include payment default, covenant defaults, bankruptcy type defaults, attachments, judgments, the occurrence of certain material adverse events, criminal proceedings, and defaults by Atlantic Holdings or ACE Gaming under certain other agreements. As of December 31, 2005 there was $1.5 million borrowed against the available credit line.
The Borrower and Guarantor on the credit facility are required to maintain the following financial covenants; (1) a minimum EBITDA (as defined in the credit facility) of $7.0 million, which shall be measured and confirmed as of the twelve month period ended, each respective January 1, April 1, July 1 and October 1 of each year until the full and final satisfaction of the loan and (2) a Minimum Leverage Ratio of which the Borrower shall not permit its ratio of defined Total Debt to EBITDA, as measured and confirmed annually on a trailing twelve month basis to exceed 6.25:1. As of December 31, 2005, we are in compliance with these covenants.
The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $29.6 million as of December 31, 2005.
In December 2005 the Company entered into a short-term insurance premium financing agreement with Flatiron Capital Corporation for $2.2 million at 5.75% to be paid back in monthly installments ending October 2006. At December 31, 2005, the outstanding balance was $2.0 million.
At December 31, 2005 and 2004, accrued interest on the 3% notes was $1.6 million and $0.9 million, respectively, and is included in other non-current liabilities. Interest on the 3% notes is due at maturity, July 22, 2008.

Note 9. Related Party Transactions
On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas Sands, Inc., or LV Sands, for the use of the trade name “The Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This license agreement superseded the previous agreement entered into by an affiliate of Mr. Icahn which was subsequently assigned to GBHC. Payments under the agreement were made directly to LV Sands and no fees were paid to the affiliate of Mr. Icahn. The license agreement was assigned to ACE Gaming as of July 22, 2004. The Sands made payments to the licensor in connection with the trade name in amounts of $284,000, $259,000, and $263,000, respectively, for the years ended December 31, 2005, 2004 and 2003.
The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC (“ACEP”), which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2005, 2004 and 2003 we were billed approximately $708,000, $387,500 and $190,600, respectively.
The Company has entered into an agreement with XO Communications, Inc., a long-distance phone carrier affiliated with Mr. Icahn. Payments for such charges incurred for the years ended December 31, 2005, 2004 and 2003 amounted to $150,000, $181,000 and $127,000 respectively. The agreement was extended in June 2005 through April 2007.
As of December 31, 2005 and 2004, the Company owed approximately $559,000 and $371,000, respectively, for expenses to related parties. This relates to the intercompany services arrangement with ACEP.
In connection with the Transaction, GB Holdings, Atlantic Holdings and ACE Gaming entered into a Contribution Agreement, pursuant to which, Atlantic Holdings paid $ 2.6 million and $4.8 million to GB Holdings for the years ended December 31, 2005 and 2004, respectively, which was recorded as a return of capital. Additionally, the Company agreed to pay GB Holdings normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.
Note 10. Employee Benefit Plans
ACE Gaming administers and participates in The Sands Retirement Plan, a qualified defined contribution plan for the benefit of all of ACE Gaming employees, who satisfy certain eligibility requirements.
The Sands Retirement Plan is designed and operated to meet the qualification requirements under section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and contains a qualified cash-or-deferred arrangement meeting the requirements of section 401(k) of the Code. All employees of ACE Gaming, who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.
The Sands Retirement Plan provides for an employer matching contribution based upon certain criteria, including levels of participation by The Sands’ employees. The Company incurred matching contributions totaling $0.4 million, $0.4 million and $0.4 million, respectively, for the years ended December 31, 2005, 2004 and 2003.
The Company also contributes to multi-employer pension, health and welfare plans for its union employees. For the years ended December 31, 2005, 2004 and 2003, the Company recorded expenses for such plans of $6.1 million, $5.2 million and $5.3 million, respectively.
We have implemented a management incentive plan to provide members of our executive management, other than our chief executive officer, and certain employees, with additional compensation for their contribution to the achievement of our corporate objectives. Participants in the plan shall be entitled to a financial award if we achieve financial goals, approved by our board of directors, and individual performance goals. A financial award under the plan includes a cash award and a deferred bonus award. The deferred bonus award is paid out over four years and is dependent on the participant being employed by us at each such payment date. The deferred award is expensed pro-ratably over the four years.

Note 11. Commitments and Contingencies
The President and the Senior Vice President of Customer Development have entered into employment agreements with the Company. The agreements will expire on March 31, 2008 and March 31, 2007, respectively. The agreements include provisions for base salary and bonus, as well as, termination and “Change of Control” provisions.
Legal Proceedings
The Company has challenged its property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through tax year 2005. Recently, a trial was held with respect to tax years 1996 through 1999. We have not yet received a ruling by the Tax Court. Based upon the City’s appraisals submitted at trial for these four years, the Company may be entitled to a refund. A trial for tax years 2000 through 2005 is anticipated to occur in 2006. As with any litigation there can be no assurance of the ultimate outcome, the Company’s ability to collect any judgment which may be awarded or the terms under which any amount awarded or mutually agreed upon would be paid.
We are involved in various other inquiries, administrative proceedings and litigation arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, we believe that the final outcome of these matters will not have a material adverse effect upon our consolidated financial position or our results of operations.
Note 12. New Jersey Regulations and Obligatory Investments
The Company conducts gaming operations in Atlantic City, New Jersey and operates a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act, or the Control Act, ACE Gaming was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. The plenary license issued to The Sands was renewed by the Commission on September 29, 2004 and extended through September 2008. The Commission may reopen licensing hearings at any time. If it were determined that gaming laws were violated by a licensee, the gaming license could be conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.
In order to renew the casino license for The Sands, the Commission determined that Atlantic Holdings and ACE Gaming are financially stable. In order to be found “financially stable” under the Control Act, Atlantic Holdings and ACE Gaming must demonstrate, among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, a timely renewal application of the casino license for a four year term was filed. The Commission approved the casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the GB Holdings 11% notes, and a definitive plan by GB Holdings to address the maturity of the GB Holdings 11% notes to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements. Such reporting requirements have been met.
On September 29, 2005, GB Holdings, which owns 2,882,938 shares of our common stock, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. It is possible that the Commission could determine that GB Holdings is unqualified based upon the filing of this petition. At this time there is no indication that such a determination will be made.
The Control Act requires casino licensees to pay an investment alternative tax of 2.5% of Gross Revenue (the “2.5% Tax”) or, in lieu thereof, to make quarterly deposits of 1.25% of quarterly Gross Revenue with the Casino Reinvestment Development Authority (the “Deposits”). The Deposits are then used to purchase bonds at below-market interest rates from the Casino Reinvestment Development Authority (the “CRDA”) or to make qualified investments approved by the CRDA. The CRDA administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects as defined in the Control Act. The Company has elected to make the Deposits with the CRDA rather than pay the 2.5% Tax.

As of December 31, 2005 and 2004 the Company had purchased bonds totaling $8.2 million and $6.7 million, respectively. The bonds mature between February 2024 and November 2044 and bear interest between 3.4% and 7.0%. In addition, the Company had remaining funds on deposit and held in escrow by the CRDA at December 31, 2005 and 2004 of $16.9 million and $17.4 million, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as “obligatory investments” on the accompanying combined financial statements.
Obligatory investments at December 31, 2005 and 2004 are net of accumulated valuation allowances of $12.1 and $12.5 million, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for the years ended December 31, 2005, 2004 and 2003 amounted to $0.7 million, $1.2 million and $1.4 million, respectively.
The Sands has, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During 2005, 2004 and 2003, The Sands donated $0.1 million, $0.3 million and $0.7 million, respectively, of its escrowed funds to CRDA sponsored projects. No specific refund or future credit has been associated with these contributions. Other assets aggregating $0.2 million and $0.4 million, respectively, have been recognized at December 31, 2005 and 2004, and are being amortized through December 31, 2006. Amortization of other assets totaled $207,000, $207,000 and $205,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in depreciation and amortization.
The Company has agreed to contribute certain of its future investment obligations to the CRDA in connection with the renovation related to the Atlantic City Boardwalk Convention Center. The projected total contribution will amount to $6.9 million, which will be paid through 2011 based on an estimate of certain of the Company’s future CRDA deposit obligations. As of December 31, 2005, the Company had satisfied $2.2 million of this obligation.
In April 2004, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey video lottery terminals or VLTs. Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority which will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos’ North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that the Company’s current CRDA deposits for North Jersey projects are sufficient to fund the Company’s proportionate obligations with respect to the $10 million and $52 million commitments. The Company’s proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period in annual installments due October 15th ranging from $278,000 to $398,000 per year. The Company’s proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period. The amounts will be charged to operations, on a straight-line basis, through January 1, 2009. The Company made cash payments of $303,000 and $278,000 in satisfaction of this obligation for the years ended December 31, 2005 and 2004, respectively.
Note 13. Prior Year Restatement
Because GB Holdings controlled the operations and business prior to the Transaction and the Company and GB Holdings remain under common control for accounting purposes after the Transaction, the Company restated its 2004 financial statements (as reported on the 2004 Form 10-K/A) to present such statements on a combined basis similar to a pooling-of-interests as of December 31, 2004 and 2003 and for each of the years in the two-year period ended December 31, 2004. The combined financial statements for each of the years in the two- year period ended December 31, 2004 were restated to present the results of Atlantic Holdings and subsidiary as if the Company had been in existence throughout the period from January 1, 2003 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented. Previously, the financial statements presented the results of operations of the Company beginning from October 30, 2003 (date of inception) and included the operations transferred from GB Holdings beginning from the date of the Transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On June 15, 2005, KPMG LLP advised us that it would not seek re-election as our independent auditor for 2005, and that the client-auditor relationship between us and KPMG had ceased. None of KPMG’s reports on our combined financial statements for the years ended December 31, 2004 and 2003 contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.
During the two most recent fiscal years and the interim period preceding receipt of KPMG’s letter, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion or (ii) “reportable events” as such term is used in Item 304 (a) (1) (v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
On June 27, 2005, our Board of Directors engaged Grant Thornton LLP as our independent registered public accounting firm. Since our inception in October 2003, neither the Company nor the Board of Directors consulted Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the registrant’s financial statements; or any matter that was either the subject of a disagreement (as defined in Item 304 (a) (1) (iv) of Regulation S-K or a reportable event (as described in Item 304 (a) (1) (v) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
ITEM 9B. OTHER MATTERS
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
The Board of Directors of Atlantic Holdings consists of: Messrs. Wasserman, Leidesdorf, Nelson and Ashner. They were elected to the Board of Directors of Atlantic Holdings as independent members and to the Audit Committee of Atlantic Holdings.
No family relationships exist between any directors or executive officers of Atlantic Holdings.
Directors and Officers
Certain information is set forth below concerning the directors and executive officers of each of Atlantic Holdings and ACE Gaming.

Name	Age	Position
Jack G. Wasserman (1)	69	Director
Michael L. Ashner (2)	53	Director
James L. Nelson (3)	56	Director
William A . Leidesdorf (4)	60	Director
Richard P. Brown (5)	58	Chief Executive Officer
Denise Barton (6)	48	Chief Financial Officer and Principal Accounting Officer
George Toth (7)	59	President, ACE Gaming, LLC
Nancy Axilrod (8)	42	Vice President, General Counsel and Secretary

(1)	Jack G. Wasserman has served as a Director of Atlantic Holdings since May 2005. Mr. Wasserman also serves as a Director of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a Director of American Property Investors, Inc., or API, the general partner of AREP, since December 3, 1993. Mr. Wasserman is an attorney and a member of the bars of New York, Florida, and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Mr. Wasserman is licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Commission and, at the latter’s direction, is an independent member and the Chairman of the Compliance Committee of Stratosphere. Mr. Wasserman is not a member of the Stratosphere’s Board of Directors. Since December 1, 1998, Mr. Wasserman has been a Director of National Energy Group, Inc. In 2003, National Energy Group, Inc. became a subsidiary of AREH. Mr. Wasserman is also a Director of Cadus Pharmaceutical Corporation, a publicly-traded biotechnology company, of which an affiliate of Mr. Icahn is a controlling stockholder. Since June 9, 2004, Mr. Wasserman has been a Director of Triarc Industries, Inc., a publicly traded diversified holding company.

(2)	Michael L. Ashner has served as a Director of Atlantic Holdings since October 2003. Mr. Ashner is the Chairman and Chief Executive Officer of The Newkirk Realty Trust (NKT, NYSE), a position he has held since its initial public offering in November 2005, as well as its affiliate the Newkirk Master Limited Partnership, a position he has held since its formation in 2002. Mr. Ashner is also the Chairman and Chief Executive Officer of Winthrop Realty Trust (FUR, NYSE), a publicly traded real estate investment trust a position he has held since 2004. In addition, he is the Chairman and Chief Executive Officer of Winthrop Realty Partners, a Limited Partnership and its affiliates, a position he has held since January 1996. From 1984 to 1996, Mr. Ashner served as the Chief Executive Officer and President of National Property Investors, a full service real estate firm which owned and managed in excess of 40,000 apartments, 5,000,000 square feet of office and commercial space and more than 9,500 hotel rooms. Mr. Ashner has also served as the Chief Executive Officer and Director of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc., and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange that were recently liquidated. Since 1981, Mr. Ashner has been Chairman of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Mr. Ashner also currently serves on the Board of Directors of NBTY Inc., a publicly traded manufacturer, marketer and retailer of nutritional supplements. Mr. Ashner had been a member of the Board of Directors and Audit Committee of GB Holdings from October 3, 2000 until May 2005, which filed for bankruptcy protection on September 29, 2005.

(3)	James L. Nelson has served as a Director of Atlantic Holdings since May 2005. Mr. Nelson also serves as a Director of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a Director of API since June 2001. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company. Mr. Nelson currently serves as a Director and Chairman of the Audit Committee of Viskase Companies, Inc., a supplier to the meat industry, in which affiliates of Mr. Icahn have a significant interest. Until March 2001, he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. Mr. Nelson is licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.

(4)	William A. Leidesdorf has served as a Director of Atlantic Holdings since May 2005. Mr. Leidesdorf also serves as a Director of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Real Estate Finance Corp. since inception and a Director of API, the general partner of AREP, since March 26, 1991. Mr. Leidesdorf is also a Director of Renco Steel Group, Inc. and its subsidiary, WCI Steel Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. Mr. Leidesdorf is licensed by the New Jersey Casino Control Commission and the Nevada State Gaming Control Commission.

(5)	Richard P. Brown has served as our President and Chief Executive Officer since inception. Mr. Brown has over 14 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, he served as Chief Operating Officer for all three properties. Prior to joining Stratosphere Gaming Corporation in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Gaming Corporation. Since October 2002, Mr. Brown has served as President and Chief Executive Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005.

(6)	Denise Barton has served as our Vice President, Chief Financial Officer and Principal Accounting Officer since inception. Ms. Barton also serves as Senior Vice President and Chief Financial Officer, Treasurer and Secretary of American Entertainment Properties Corp., American Casino & Entertainment Properties Finance Corp. and American Casino & Entertainment Properties LLC since inception. Ms. Barton has been Senior Vice President and Chief Financial Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since February 2003. Ms. Barton joined the Stratosphere as Vice President of Finance and Chief Financial Officer in August 2002. From February 1999 to June 2002, she served as Chief Financial Officer for Lowestfare.com, a travel company controlled by affiliates of Mr. Icahn. Ms. Barton was employed by KPMG LLP, certified public accountants, from January 1990 to February 1999. Ms. Barton is a certified public accountant. Since December 2003, Ms. Barton has served as Vice President, Chief Financial Officer and Principal Accounting Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005.

(7)	George Toth was appointed Interim President of the GBHC in February 2004 and appointed President of ACE Gaming in June 2004. Prior to that, Mr. Toth was Vice President of Hotel Operations and Security for GBHC and has held various positions in the company since 1994, including Vice President of Construction and Operations and Executive Director of Support Services.

(8)	Nancy Axilrod has served as Vice President, General Counsel and Secretary of the Company since July 2005. Ms. Axilrod is a member of the bars of New Jersey and Pennsylvania. During the 1996-97 court term Ms. Axilrod served as law clerk to the Honorable L. Anthony

Gibson, Superior Court of New Jersey, Chancery Division, General Equity. From 1997 until July 2005 Ms. Axilrod was first an associate and later a partner with Sterns & Weinroth, P.C., a law firm based in Trenton, New Jersey. Ms. Axilrod concentrated her law practice in the areas of commercial litigation and gaming regulatory matters. She also currently serves on the board of directors of South Jersey Legal Services.
Code of Ethics
AREP has adopted a code of ethics that applies to the chief executive officer and senior financial officers of the Company, a copy of which is filed herewith and incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The following table sets forth the compensation earned during the years ended December 31, 2005, 2004 and 2003, by our Chief Executive Officer and our four other most highly compensated executive officers and key employees for services rendered in all capacities for those years.
Summary of Compensation Table

		Annual Compensation
				All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Compensation ($)(2)
Richard P. Brown (3)	2005	—	—	—
Chief Executive Officer	2004	—	—	—
	2003	—	—	—

George Toth	2005	415,249	—	13,958
President, ACE Gaming	2004	218,529	40,000	3,267
	2003	144,685	—	3,477

William Cooney (4)	2005	255,673	—	1,143
Senior Vice President	2004	214,538	36,750	4,604
Customer Development	2003	159,374	10,000	2,721

Stephanie Wheeler (5)	2005	151,736	—	3,823
Vice President	2004	149,203	5,000	3,792
Human Resources and	2003	145,999	—	901
Hotel Services

Douglas S. Niethold (6)	2005	150,749	—	3,873
Vice President	2004	142,743	5,000	3,421
Strategic Planning and Marketing	2003	125,659	—	3,116

(1)	Represents bonuses earned in year presented and paid in subsequent year.

(2)	Includes matching contributions by ACE Gaming to The Sands Retirement Savings Plan on behalf of the named executive officer.

(3)	Mr. Brown has been our Chief Executive Officer since July 2004 and he served in the same capacity at GBHC from February 2003 through July 2004. He also serves as President and Chief Executive Officer of ACEP, which provides services to us and receives fees for those services from us. Mr. Brown does not receive any compensation from us. He is compensated by ACEP. See “Related Party Transactions.”

(4)	William Cooney has served ACE Gaming as Senior Vice President, Customer Development since July 2004 and he served in the same capacity of GBHC from February 2003 through July 2004. Prior to that, Mr. Cooney was Vice President, Player Development at Tropicana Casino from May 2002 until February 2003. Mr. Cooney had previously served GBHC as Executive Vice President, Marketing Operations from February 2001 until May 2002 and Vice President Marketing from March 2000 until February 2001 and Vice President, Player Development from September 1999 until March 2000. Prior to that, Mr. Cooney served as Executive Director of Player Development.

(5)	Stephanie Wheeler has served ACE Gaming as Vice President, Human Resources & Hotel Services since March 2005. Prior to that, Ms. Wheeler was Program Director, Human Capital Strategies at William J. Hughes Technical Center/Federal Aviation Administration from March 2002 to May 2002. Prior to that, Mr. Wheeler was Vice President, Human Resources at Harrah’s Atlantic City Casino Hotel from January 2000 through August 2001.

(6)	Douglas S. Niethold has served ACE Gaming as Vice President, Strategic Planning and Marketing since January 2006. Prior to that, Mr. Niethold served ACE Gaming and GBHC as Vice President, Finance from January 2004 until January 2006. Mr. Niethold has previously served GBHC as Executive Director, Finance from December 2002 until January 2004. Prior to that, Mr. Niethold served in various related finance positions for the company.
Option Grants in Last Fiscal Year
We have not implemented a stock option plan.
Employment Agreements
We have employment agreements with George Toth, President of our subsidiary ACE Gaming, and William Cooney, Senior Vice President of Customer Development of ACE Gaming, which expire on March 31, 2008 and March 31, 2007, respectively. The agreements have substantially similar provisions with respect to salary, bonus and termination. Under the terms of the employment agreements, Mr. Toth or Mr. Cooney will receive an annual base salary of $400,000 and $272,500, respectively, subject to review on an annual basis for increase under our normal performance review process, which occurs in March of each year. Furthermore, each will be eligible to participate in the management incentive plan on a basis proportionate to their compensation level and level of activity which contribute to our success, as determined by the board of directors of Atlantic Holdings.
Each employment agreement will terminate on the first of the following events to occur: (1) March 31, 2008 for Mr. Toth or March 31, 2007 for Mr. Cooney; (2) death or disability; (3) the discharge with or without cause (as defined in the employment agreement); or (4) resignation.
If the employment of either Mr. Toth or Mr. Cooney is terminated by us without cause or by either for good reason (as defined in the employment agreement) within six months following a change of control (as defined in the employment agreement), then in lieu of any other payments of any kind, they shall be entitled to receive within 30 days of the termination date: (1) any amounts of base salary and previously earned bonus compensation due and unpaid as of the termination date and (2) a lump-sum payment equal to one year’s base salary for Mr. Toth and six month’s base salary for Mr. Cooney. Bonus compensation will be deemed earned and due with respect to any year on the last business day of February of the year following the year with respect to which the applicable performance targets are computed, provided that Mr. Toth or Mr. Cooney is employed by us on the last business day of February. Payment of these amounts is conditioned upon the execution of a settlement and release agreement in form acceptable to us.
Equity Compensation Plan Information
The Company does not maintain any equity compensation plans, nor does it issue any options, warrants or rights to directors, officers or employees. No securities are reserved for future issuance in connection with our equity compensation plan.
Employee Retirement Savings Plan
We have a retirement savings plan under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. We currently match, within prescribed limits, 50% of eligible employees’ contributions up to 5% of their individual earnings. We recorded $0.4 million, $0.4 million and $0.4 million for matching contributions for the years ended December 31, 2005, 2004 and 2003, respectively.
Incentive Bonus Plan
Effective January 1, 2005, we established a management incentive plan to provide members of our executive management, other than our chief executive officer, and certain employees, with additional compensation for their contribution to the achievement of our corporate objectives.

Provided that we achieve our EBITDA goals which are determined annually by our board of directors, a participant in the Plan shall be entitled to a financial award under the plan computed as the product of (1) base salary, (2) individual performance factors determined by each participant’s attainment of predetermined goals and (3) bonus as a percentage of base salary. A financial award under the management incentive plan includes a cash award and a deferred bonus award, both components of which are within a pre-established range based upon the participant’s position level. Where a participant holds more than one position level during the fiscal year, the financial award will be prorated based upon service time within each position level. The deferred portion of the bonus award is paid out over a four year vesting period. Pursuant to the plan, payment of the awards will be made after completion of the annual audit but no later than March 15 of the year following the end of the previous fiscal year, as defined in the plan. All payment awards will be reduced by amounts required to be withheld for taxes at the time payments are made. In addition, unless our chief executive officer and board of directors determine otherwise, a participant in the plan who is no longer our employee on the date of the award payment will not be entitled to payment of the award unless the participant (1) dies, (2) becomes permanently disabled, (3) enters military service, (4) takes an approved leave of absence or (5) is appointed or elected to public office; provided that the participant was an active employee for a minimum of 90 consecutive calendar days during the fiscal year (as defined in the plan). The plan is administered by our vice president of human resources, subject to control and supervision of our chief executive officer and board of directors.
Compensation of Directors
Directors that are not members of the Board of Directors of AREP are entitled to receive an annual fee of $22,500. The Board of Directors of Atlantic Holdings held 8 meetings either in person or by unanimous consent during the year ended December 31, 2005. All directors attended at least 75% of all meetings of the Board of Directors and committees thereof for which they were eligible to serve.
The Board of Directors of Atlantic Holdings also has an Audit Committee. Compensation for members of the Audit Committee is included in the compensation described above.
Compensation Committee Interlocks and Insider Participation
Affiliates of Mr. Icahn are actively involved in the gaming industry. Furthermore, AREP, an affiliate, of Mr. Icahn currently owns approximately 58.2% of Atlantic Holdings’ Common Stock. AREP also owns approximately $35.1 million of our 3% notes which are convertible into 2.3 million shares of Atlantic Holdings Common Stock (see Item 12). Casinos owned or managed by Mr. Icahn or his affiliates may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exist among the Company and Mr. Icahn for future business opportunities. Mr. Icahn may pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to Atlantic Holdings.
Audit Committee
The Audit Committee has the duty to (i) review the engagement and performance of the independent auditors, including the remuneration to be paid; (ii) recommended annually to the Board of Directors the independent public accountants to be engaged to audit the books, records and accounts of the Company for the ensuing year; (iii) review with the Company’s independent auditors, as well as the Company’s management, the Company’s system of internal control including the programs and policies of the Company designed to ensure compliance with applicable laws and regulations as well as monitoring results of these compliance efforts; (iv) review with the financial management and the independent auditors the Company’s annual financial statements and any financial reports or other financial information submitted to any governmental body or the public by either the Company or its independent auditors and the review of the Quarterly Reports on Forms 10-Q and Annual Report on Form10-K prepared by the financial management and the independent auditors of the Company prior to their filing and release; discuss any significant changes to the Company’s accounting principles; (v) review of any significant disagreement among management of the Company and the independent auditors in connection with the preparation of the financial reports of the companies and prior to releasing the year-end earnings, discuss with the independent auditors matters required to be communicated to audit committees in accordance with SAS 61 and (vi) make such reports and recommendations to the Board of Directors in connection with the foregoing as it shall deem appropriate or as the Board of Directors may request, and take such action thereon as the Board of Directors may direct it to take. The Audit Committee is comprised of Messrs. Wasserman, Nelson, Leidesdorf and Ashner.

Our Board of Directors has determined that we do not have an ‘audit committee financial expert,’ within the meaning of Item 401(h) of Regulation S-K, serving on the Audit Committee. Our Board of Directors believes that each member of the Audit Committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a Director and member of the Audit Committee of Atlantic Holdings, to be fully capable of discharging his duties as a member of the Audit Committee. However, none of the members of the Audit Committee has a professional background in accounting or ‘preparing, auditing, analyzing or evaluating financial statements’. If the Audit Committee determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an ‘audit committee financial expert’ within the meaning of Item 401(h) of Regulation S-K.
ITEM 12. SECURITY OWNERSHP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of March 13, 2006, certain information regarding the beneficial ownership of shares of Atlantic Holdings Common Stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group.

Number of
Name	Shares	Percent
GB Holdings (1)	2,882,938	41.7%
American Real Estate Partners, L.P (2)	4,029,085	58.2%
Jack G. Wasserman	—	—
William Leidesdorf	—	—
James L. Nelson	—	—
Michael L. Ashner	—	—
Richard P. Brown	—	—
George Toth	—	—
Denise Barton	—	—
William Cooney	—	—
Stephanie Wheeler	—	—
All Directors and officers	—	—

	6,912,023	99.9%

(1)	On a non-diluted basis, GB Holdings own approximately 41.7% of the outstanding Atlantic Holdings common stock. Following the conversion of all of the outstanding 3% notes and the exercise of the warrants, GB Holdings will hold approximately 28% of the outstanding Atlantic Holdings common stock.

(2)	Pursuant to a Schedule 13D, dated January 21, 2005, filed by Carl C. Icahn and certain of his affiliates, Mr. Icahn and these affiliates beneficially own 7,748,744 shares of GB Holdings’ common stock. The Schedule 13D provides that on January 21, 2005, American Real Estate Partners, L.P., or AREP and Cyprus, LLC entered into a purchase agreement, pursuant to which (1) Cyprus agreed to sell to AREP 4,121,033 shares of GB Holding’s common stock and warrants to purchase 1,133,284 shares of common stock of Atlantic Holdings, in consideration for which (2) AREP agreed to issue 413,793 Depositary Units to Cyprus. In addition, following the end of fiscal year 2006 of AREP, provided that certain conditions are met, Cyprus will have the right to up to an additional 206,897 Depository Units. As a result of the transactions described above and amounts previously owned, AREP owned (1) 7,748,744 shares of GB Holdings’ common stock, (2) 7,748,744 warrants to purchase 2,130,904 shares of Atlantic Holdings’ common stock and (3) $63,924,000 of 3% notes convertible into 4,213,166 shares of Atlantic Holdings’ common stock. On May 17, 2005, AREP converted $28,800,000 of 3% notes into 1,898,181 shares of Atlantic Holdings’ common stock and exercised 7,748,744 warrants to purchase 2,130,904 shares of Atlantic Holdings’ common stock. AREP’s remaining $35,124,000 of 3% notes is convertible into 2,314,988 shares of Atlantic Holdings’ common stock. If all remaining 3% notes are converted into Atlantic Holdings common stock and if all remaining outstanding warrants are exercised, GB Holdings will own approximately 28.8% (2,882,938 shares) of the Atlantic Holdings common stock and AREP will own approximately

63.4% (6,344,073 shares) of the Atlantic Holdings common stock (without giving effect to AREP’s interest in Atlantic Holdings common stock which is owned by GB Holdings). AREP currently owns approximately 77.5% of GB Holdings’ common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AREP, an affiliate of Mr. Icahn, is actively involved in the gaming industry. Furthermore, affiliates of Mr. Icahn currently own approximately 58.2% of Atlantic Holdings common stock. Casinos owned or managed by Mr. Icahn may directly or indirectly compete with the Company. In addition, the potential for conflicts of interest exists among the Company and Mr. Icahn for future business opportunities. Mr. Icahn may pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to Atlantic Holdings.
On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas Sands, Inc., or LV Sands, for the use of the trade name “The Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This license agreement superseded the previous agreement entered into by an affiliate of Mr. Icahn which was subsequently assigned to GBHC. Payments under the agreement were made directly to LV Sands and no fees were paid to the affiliate of Mr. Icahn. The license agreement was assigned to ACE Gaming as of July 22, 2004. The Sands made payments to the licensor in connection with the trade name in amounts of $284,000, $259,000, and $263,000, respectively, for the years ended December 31, 2005, 2004 and 2003.
On July 22, 2004, as a result of, and pursuant to the terms of, the Consent Solicitation and Offer to Exchange, dated June 1, 2004 to holders of the 11% notes, holders that consented were paid $100 for each $1,000 of principal amount of notes tendered for exchange, thus affiliates of Mr. Icahn were paid approximately $6,380,000 because they tendered for exchange thereby consenting to certain amendments to the Amended and Restated Indenture, dated as of October 12, 2001, among GB Property, as issuer, GB Holdings and Greate Bay Hotel, as guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee.
The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC (“ACEP”), which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2005, 2004 and 2003 we were billed approximately $708,000, $387,500 and $190,600, respectively.
The Company has entered into an agreement with XO Communications, Inc., a long-distance phone carrier affiliated with Mr. Icahn. Payments for such charges incurred for the years ended December 31, 2005, 2004 and 2003 amounted to $150,000, $181,000 and $127,000 respectively. The agreement was extended in June 2005 through April 2007.
As of December 31, 2005 and 2004, the Company owed approximately $559,000 and $371,000, respectively, for reimbursable expenses to related parties. This relates to the intercompany services arrangement with ACEP.
In connection with the Transaction, GB Holdings, Atlantic Holdings and ACE Gaming entered into a Contribution Agreement, pursuant to which, Atlantic Holdings paid $ 2.6 million and $4.8 million to GB Holdings for the years ended December 31, 2005 and 2004, respectively. Additionally, the Company agreed to pay GB Holdings normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions..
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
On June 15, 2005, KPMG LLP advised us that it would not seek re-election as our independent auditor for 2005, and that the client-auditor relationship between us and KPMG had ceased. None of KPMG’s reports on our combined financial statements for the years ended December 31, 2004 and 2003 contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the interim period preceding receipt of KPMG’s letter, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion or (ii) “reportable events” as such term is used in Item 304 (a) (1) (v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

On June 27, 2005, our Board of Directors engaged Grant Thornton LLP as our independent registered public accounting firm. Since our inception in October 2003, neither the Company nor the Board of Directors consulted Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the registrant’s financial statements; or any matter that was either the subject of a disagreement (as defined in Item 304 (a) (1) (iv) of Regulation S-K or a reportable event (as described in Item 304 (a) (1) (v) of Regulation S-K.
The following table sets forth the aggregate fees billed by our principal accountants for 2005 and 2004 services:

	Grant Thornton	KPMG
	2005	2004
Audit Fees (1)	$249,100	$524,000
Audit related fees (2)	—	16,000
Tax fees (3)	—	37,920
All other fees	—	—

Total fees	$249,100	$577,920

(1)	Services relating to audit of the annual consolidated financial statements, review of quarterly financial statements and Casino Control Commission audit.

(2)	Services relating to employee benefit plan audits and coordination of workpaper review by the Division of Gaming Enforcement.

(3)	Tax fees include work performed for tax compliance.
All non-audit services must be pre-approved by the Audit committee prior to their commencement. The fees described above under “Tax Fees” were so pre-approved.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1. Financial Statements
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and therefore have been omitted.
2. List of exhibits
EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation of Atlantic Holdings (incorporated by reference to Exhibit 3.1 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

3.2	Certificate of Formation of ACE Gaming (incorporated by reference to Exhibit 3.2 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

3.3	By-laws of Atlantic Holdings (incorporated by reference to Exhibit 3.3 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

3.4
Operating Agreement of ACE Gaming, as amended, by Atlantic Holdings (incorporated by reference to Exhibit 3.4 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

4.1
Indenture, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE Gaming, as guarantor, and Wells Fargo Bank, National Association, as trustee Holdings (incorporated by reference to Exhibit 4.1 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

4.2
Warrant Agreement, dated as of July 22, 2004, between Atlantic Holdings and American Stock Transfer and Trust Company Holdings (incorporated by reference to Exhibit 4.2 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

4.3
Registration Rights Agreement, dated as of July 22, 2004, between Atlantic Holdings and the Signatories listed therein Holdings (incorporated by reference to Exhibit 4.3 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

EXHIBIT NO.	DESCRIPTION
10.1
Contribution Agreement, dated as of July 22, 2004, among GB Holdings, GBHC, Atlantic Holdings and ACE Gaming (incorporated by reference to Exhibit 10.1 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

10.2
Pledge and Security Agreement, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE Gaming and certain subsidiaries of Atlantic Holdings, as Guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

10.3
Assignment of Leases, dated as of July 22, 2004, between ACE Gaming and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

10.4
Mortgage, Fixture Filing and Security Agreement, dated as of July 22, 2004, between ACE Gaming and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

10.5
Loan and Security Agreement, dated November 12, 2004, by and among Atlantic, as borrower, ACE Gaming, as guarantor, and Fortress, as lender (incorporated by reference to Exhibit 10.5 to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on November 11, 2004).

10.6
Guaranty to Fortress Credit Corp, dated as of November 12, 2004, among ACE Gaming, as guarantor, and Fortress as lender (incorporated by reference to Exhibit 10.6 to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on November 11, 2004).

10.7
First Mortgage and Security Agreement, dated November 12, 2004, by and among ACE Gaming, as mortgagor, and Fortress, as mortgagee (incorporated by reference to Exhibit 10.7 to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on November 11, 2004).

10.8
Employment Agreement, effective April 1, 2005, by and between Atlantic Holdings and George Toth (incorporated by reference to Exhibit 10.1 to Atlantic Holdings Form 8-K (SEC File No. 333-110484), filed on April 27, 2005).

10.9
Amended Loan and Security Agreement, dated November 30, 2005, by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress, as lender (incorporated by reference to Exhibit 10.1 to Atlantic Holdings Form 8-K (SEC File No. 333-110484), filed on March 16, 2006).

10.10
American Casino & Entertainment Properties LLC & Atlantic Coast Entertainment Holdings, Inc. Management Incentive Plan Effective January 1, 2005 Revised January 10, 2006 (incorporated by reference to Exhibit 10.12 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on January 20, 2006).

14.1	Code of Ethics

21.1	List of Subsidiaries of Atlantic Holdings (incorporated by reference to Exhibit 21.1 to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on November 11, 2004).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST ENTERTAINMENT HOLDINGS , INC.
	By:	/s/ Denise Barton
Denise Barton
Chief Financial Officer
Date: March , 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons with respect to the Board of Directors of Atlantic Coast Entertainment Holdings, Inc., on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Richard P. Brown Richard P. Brown	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ Denise Barton
Denise Barton	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Jack G. Wasserman
Jack G. Wasserman	Director	March 16, 2006

/s/ William A. Leidesdorf
William A. Leidesdorf	Director	March 16, 2006

/s/ James L. Nelson
James L. Nelson	Director	March 16, 2006

/s/ Michael L. Ashner
Michael L. Ashner	Director	March 16, 2006