Form 10-Q
period 2006-03-31
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2006-05-11
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-110484

Atlantic Coast Entertainment
Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	54-2131349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/o Sands Hotel & Casino Indiana Avenue & Brighton Park Atlantic City, New Jersey	08401 (Zip Code)
(Address of registrant’s principal executive offices)

(609) 441-4633
(Registrant’s telephone number, including area code)

Indicate by check mark whether each of the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class		Outstanding at May 5, 2006

Atlantic Coast Entertainment Holdings, Inc.	Common stock, $	0.01 par value	6,916,914 shares

PART I. FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2006	December 31, 2005
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$15,991	$13,711
Accounts receivable, net	4,332	3,745
Other current assets	8,803	10,170

Total Current Assets	29,126	27,626

Property and equipment, net	157,384	160,603

Obligatory investments, net	13,015	12,929
Deferred financing costs and other assets	3,253	3,510

Total Other Assets	16,268	16,439

TOTAL ASSETS	$202,778	$204,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$1,500
Accounts payable	3,153	3,746
Related party payable	619	559
Accrued expenses	7,922	7,940
Accrued payroll and related expenses	7,533	6,798
Note payable	1,366	2,048
Current portion of capital lease obligation	314	310

Total Current Liabilities	20,907	22,901

Long-Term Liabilities:
Long-term debt, less current portion	37,459	37,459
Capital lease obligations, less current portion	170	251
Other	6,281	5,965

Total Long-Term Liabilities	43,910	43,675

Total Liabilities	64,817	66,576

Commitments and Contingencies
Shareholders’ Equity:
Common stock; $0.01 par value; 20,000,000 shares authorized; 6,916,914 shares outstanding	69	69
Additional paid-in capital	187,304	187,304
Warrants outstanding	9,735	9,735
Accumulated deficit	(59,147)	(59,016)

Total Shareholders’ Equity	137,961	138,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,778	$204,668

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)
	(In thousands, except share data)

REVENUES:
Casino	$37,350	$37,341
Hotel	2,888	2,294
Food and beverage	4,405	4,866
Other income	538	807

Gross Revenues	45,181	45,308
Less promotional allowances	4,408	5,343

Net Revenues	40,773	39,965

COSTS AND EXPENSES:
Casino	11,358	11,827
Hotel	1,228	703
Food and beverage	2,077	1,566
Other operating expenses	231	209
Selling, general and administrative	21,112	22,864
Depreciation and amortization	3,823	4,026
Provision for obligatory investments	368	238
Gain on sale of assets	—	(4)

Total Costs and Expenses	40,197	41,429

INCOME (LOSS) FROM OPERATIONS	576	(1,464)

OTHER INCOME (EXPENSE):
Interest income	203	107
Interest expense	(658)	(1,193)
Debt restructuring costs	—	(23)

Total other expense, net	(455)	(1,109)

INCOME (LOSS) BEFORE INCOME TAXES	121	(2,573)
Provision for income taxes	252	247

NET LOSS	$(131)	$(2,820)

Basic/diluted loss per common share	$(0.02)	$(0.98)

Weighted average common shares outstanding	6,916,914	2,882,938

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131)	$(2,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,823	4,026
Gain on sale or disposal of assets	—	(4)
Provision for obligatory investments	368	238
Changes in operating assets and liabilities:
Accounts receivable, net	(587)	729
Other assets	1,494	(1,946)
Accounts payable and accrued expenses	124	704
Other liabilities	327	576

Net Cash Provided By Operating Activities	5,418	1,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(552)	(571)
Purchase of obligatory investments	(470)	(553)
Proceeds from sale of obligatory investments	83	132
Proceeds from sale of property and equipment	—	4

Net Cash Used In Investing Activities	(939)	(988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	1,000	4,000
Payments on line of credit	(2,500)	—
Increase in related party payables	60	217
Payments on note payable	(682)
Payments on capital lease obligation	(77)	(59)
Deferred financing costs	—	(33)
Return of capital of GB Holdings, Inc.	—	(2,467)

Net Cash (Used In) Provided By Financing Activities	(2,199)	1,658

Net increase in cash and cash equivalents	2,280	2,173
Cash and cash equivalents — beginning of period	13,711	12,756

Cash And Cash Equivalents — end of period	$15,991	$14,929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$55	$89

Cash paid during the period for income taxes	$88	$88

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

Atlantic Holdings is a majority-owned subsidiary of American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of March 31, 2006, affiliates of Carl C. Icahn owned 9,813,346 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90.0% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of American Property Investors, Inc., AREP’s general partner.

Note 2.	Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2005 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2005 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 16, 2006 (SEC File No. 333-110484). Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the SEC. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of Atlantic Holdings and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Note 3.	Related Party Transactions

We have an intercompany services arrangement with American Casino & Entertainment Properties LLC, or ACEP, which is controlled by AREP, whereby ACEP provides management and consulting services. We are billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended March 31, 2006 and 2005, we were billed approximately $81,000 and $136,000, respectively.

During the three months ended March 31, 2006 and 2005 we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us in an amount equal to approximately $49,000 and $40,000, respectively.

In connection with the consent solicitation and the offer to exchange, which was consummated on July 22, 2004, or the Transaction, GB Holdings, Inc., Greate Bay Hotel and Casino, Inc., or GBHC, Atlantic Holdings and ACE Gaming entered into a Contribution Agreement, pursuant to which, Atlantic Holdings paid approximately $0 and $2.5 million to GB Holdings for the three months ended March 31, 2006 and 2005, respectively. In 2005

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2.4 million was for interest on the GB Holdings 11% notes due 2005 which were not previously exchanged for our 3% notes in the Transaction. Additionally, we agreed to pay GB Holdings an amount equal to GB Holdings’ normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.

During May 2005, Mr. Icahn converted approximately $28.8 million principal amount of our 3% notes into 1,898,181 shares of our common stock, following the conversion of the notes, Mr. Icahn exercised 7,748,412 warrants for an aggregate of 2,130,904 shares of our common stock. During 2005, other warrant holders exercised 17,789 warrants for 4,892 shares of our common stock. As of March 31, 2006 and December 31, 2005, we owed approximately $619,000 and $559,000, respectively, to related parties. This relates to the intercompany services arrangement with ACEP.

Note 4.	Line of Credit

As of March 31, 2006 and December 31, 2005, we had outstanding borrowings of $0 and $1.5 million, respectively. The outstanding principal balance would accrue interest at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum, which totaled 12.83% at March 31, 2006.

Note 5.	Commitments and Contingencies

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

We have recently been requested by the New Jersey Division of Gaming Enforcement, or DGE, to provide documentation that we are in compliance with our internal audit reporting lines. Such documentation will be provided on or before May 19, 2006, in accordance with the DGE’s request.

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

We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Note 6.	Income Taxes

The income tax expense recorded is attributable to two current New Jersey minimum income tax statutes. The New Jersey Business Tax Reform Act enacted in 2002 introduced a new alternative minimum assessment under the New Jersey corporate income tax provisions based on gross receipts or gross profits. Any minimum taxes paid under this statute are available as a credit against future New Jersey corporate income taxes. Additionally, in 2003, the New Jersey Casino Control Act imposed a new “Casino Net Income Tax” which assesses an annual tax equal to the greater of 7.5% of adjusted net income or $350,000. Both of these enacted tax provisions are set to expire in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains Management’s Discussion and Analysis of our Results of Operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain statements in this discussion are forward-looking statements.

Overview

We generate revenues primarily from gaming operations at The Sands, located in Atlantic City, New Jersey. Our other business activities, including hotel, entertainment, and food and beverage operations, also generate revenues, which are nominal in comparison to revenues generated by the gaming operations. The non-gaming operations primarily support the gaming operation by providing complimentary goods and services to gaming patrons. We compete in a capital intensive industry that requires continual reinvestment in its facilities.

We currently offer gaming, hotel, dining and entertainment at The Sands. The following table provides certain summary information for The Sands at March 31, 2006:

	Number of
Casino	Hotel	Number of	Number of
Square Footage	Rooms	Slots	Table Games

80,000	620	2,154	80

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended
March 31, 2005

	Three Months Ended
	March 31,
	2006	2005	% Change
	(in millions)

INCOME STATEMENT DATA:
Revenues:
Casino	$37.4	$37.3	0.3%
Hotel	2.9	2.3	26.1%
Food and beverage	4.4	4.9	(10.2)%
Other	0.5	0.8	(37.5)%

Gross revenues	45.2	45.3	(0.2)%
Less promotional allowances	4.4	5.3	(17.0)%

Net revenues	40.8	40.0	2.0%

Costs and expenses:
Casino	11.4	11.8	(3.4)%
Hotel	1.2	0.7	71.4%
Food and beverage	2.1	1.6	31.3%
Other operating expenses	0.2	0.2	0.0%
Selling, general and administrative	21.1	22.9	(7.9)%
Depreciation and amortization	3.8	4.0	(5.0)%
Provision for obligatory investments	0.4	0.2	100.0%

Total costs and expenses	40.2	41.4	(2.9)%

Income (loss) from operations	$0.6	$(1.4)	142.9%

Gross Revenues

Gross revenues decreased 0.2% to $45.2 million for the three months ended March 31, 2006 from $45.3 million for the three months ended March 31, 2005. This decrease was primarily due to decreased food and beverage revenues, as discussed below.

Casino Revenues

Casino revenues increased 0.3% to $37.4 million, or 82.7% of gross revenues, for the three months ended March 31, 2006 from $37.3 million, or 82.3% of gross revenues, for the three months ended March 31, 2005. Slot machine revenues were $24.7 million, or 66.0% of casino revenues, and table games revenues were $12.4 million, or 33.1% of casino revenues, for the three months ended March 31, 2006 compared to $26.4 million and $10.6 million, respectively, for the three months ended March 31, 2005. Other casino revenues were $0.3 million for the three months ended March 31, 2006 and 2005. Slot handle decreased 10.1% to $360.3 million for the three months ended March 31, 2006 from $400.8 million for the three months ended March 31, 2005. Table games drop increased 2.8% to $61.8 million for the three months ended March 31, 2006 from $60.1 million for the three months ended March 31, 2005.

Non-Casino Revenues

Hotel revenues increased 26.1% to $2.9 million for the three months ended March 31, 2006, or 6.4% of gross revenues, from $2.3 million, or 5.1% of gross revenues, for the three months ended March 31, 2005. This increase was primarily due to an increase in occupancy and a 23.3% increase in the average daily room rate. The increase in the average daily room rate was primarily attributable to a change in the market mix with a large increase in the retail market.

Food and beverage revenues decreased 10.2% to $4.4 million, or 9.7% of gross revenues, for the three months ended March 31, 2006 from $4.9 million, or 10.8% of gross revenues, for the three months ended March 31, 2005. This decrease was due to a decrease in average check offset by an increase in covers.

Other revenues decreased 37.5% to $0.5 million, or 1.1% of gross revenues, for the three months ended March 31, 2006 from $0.8 million, or 1.8% of gross revenues, for the three months ended March 31, 2005. This was due to decrease in retail revenues.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 11.8% for the three months ended March 31, 2006 from 14.2% for the three months ended March 31, 2005. This decrease was due to focusing our promotional efforts on more profitable players.

Operating Expenses

Casino expenses decreased by 3.4% to $11.4 million, or 30.5% of casino revenues, for the three months ended March 31, 2006 from $11.8 million, or 31.6% of casino revenues, for the three months ended March 31, 2005. The decrease in casino expenses was primarily due to reduced participation expense and lower revenue taxes.

Hotel expenses increased 71.4% to $1.2 million, or 41.4% of hotel revenues, for the three months ended March 31, 2006 from $0.7 million, or 30.4% of hotel revenues, for the three months ended March 31, 2005. The increase was primarily due to increased labor and supply costs as a result of the increase in occupancy.

Food and beverage expenses increased 31.3% to $2.1 million, or 47.7% of food and beverage revenues, for the three months ended March 31, 2006 from $1.6 million, or 32.7% of food and beverage revenues, for the three months ended March 31, 2005. The increase was primarily due to increased benefits and food costs related to the increased volume in the Boardwalk Buffet.

Other expenses remained flat at $0.2 million, or 40.0% of other revenues, for the three months ended March 31, 2006 from $0.2 million, or 25.0% of other revenues, for the three months ended March 31, 2005.

Selling, general, and administrative expenses were primarily comprised of payroll, marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses decreased 7.9% to $21.1 million, or 46.7% of gross revenues, for the three months ended March 31, 2006 from $22.9 million, or 50.6% of gross revenues, for the three months ended March 31, 2005. The decrease was primarily due to reductions in marketing, repair and maintenance, general insurance costs, and taxes and licenses.

Interest Expense

Interest expense in 2006 is primarily due to the accrual of interest on $37.5 million principal amount of 3% notes, the remaining principal outstanding after the conversion of notes by AREP, interest on the outstanding borrowings under the revolving credit facility and the amortization of debt costs associated with the 3% notes. Interest expense decreased by 41.7% to $0.7 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005. The decrease is due to the conversion of approximately $28.8 million principal amount of 3% notes into our common stock on May 17, 2005.

Financial Condition

Liquidity and Capital Resources

Our primary source of cash is from the operation of The Sands. At March 31, 2006, we had cash and cash equivalents of $16.0 million. For the three months ended March 31, 2006, net cash provided by operating activities totaled approximately $5.4 million compared to approximately $1.5 million for the three months ended March 31, 2005.

In addition to cash from operations, we have relied on our senior secured revolving credit facility, or credit facility. The credit facility allows for borrowings of up to $5.0 million, subject to our complying with financial and other covenants. At March 31, 2006, we had no outstanding borrowings under the senior credit facility and availability of $5.0 million, subject to continuing compliance with existing covenant restrictions. All borrowings under the credit facility are payable in full by no later than November 12, 2007 or any earlier date on which the borrowings are required to be paid in full, by acceleration or otherwise, pursuant to the credit facility. Interest accrues at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum, which equaled 12.83% at March 31, 2006.

Our primary use of cash is for capital spending. Capital spending was approximately $0.6 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. We estimate our capital expenditures for 2006 will not exceed $3.8 million, and primarily will be for upgrades or maintenance to our existing assets. We believe operating cash flows will be adequate to meet our anticipated future requirements for working capital and currently projected capital spending for 2006. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business developments may not occur and other unforeseen events may occur, each of which could require us to raise additional funds.

We are required by the Casino Control Commission to make certain quarterly deposits based on gross revenues with the Casino Reinvestment Development Authority in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2006 amounted to $0.5 million compared to $0.6 million for the three months ended March 31, 2005.

We have $37.5 million principal amount of 3% notes that mature on July 22, 2008. Our 3% notes are convertible into 65.90909 shares of our common stock for each $1,000 of principal amount of 3% notes and related accrued interest. Accrued interest on the 3% notes was approximately $1.9 million at March 31, 2006. Interest is payable at maturity of the 3% notes.

Borrowings under the credit facility are secured by a first lien and security interest on all of our and our subsidiary’s personal property and a first mortgage on The Sands. The 3% notes are also secured by a lien on the same collateral that secures the credit facility. The liens with respect to the 3% notes are subordinated to the liens with respect to the credit facility.

Forward Looking Statements

With the exception of historical facts, the matters discussed in this report are forward looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Also, please see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.

We warn you that forward-looking statements are only predictions. Actual events or results may differ as a result of risks that we face. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update them.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We can borrow, from time to time, up to $5.0 million under the senior secured revolving credit facility for working capital purposes. At March 31, 2006, we had no outstanding borrowings under the senior credit facility.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $29.3 million as of March 31, 2006.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures

As of March 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.

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

We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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

ATLANTIC COAST ENTERTAINMENT
HOLDINGS, INC.

/s/  Denise Barton
Denise Barton
Chief Financial Officer
Date: May 10, 2006

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