Form 10-Q
period 2006-06-30
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2006-08-09
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

(Former name, former address and former fiscal year, if changed since last report)

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class		Outstanding at August 5, 2006

Atlantic Coast Entertainment Holdings, Inc.	Common stock, $	0.01 par value	6,916,914 shares

PART I. FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$16,910	$13,711
Accounts receivable, net	4,660	3,745
Other current assets	8,904	10,170

Total Current Assets	30,474	27,626

Property and equipment, net	156,211	160,603

Obligatory investments, net	13,289	12,929
Deferred financing costs and other assets	3,002	3,510

Total Other Assets	16,291	16,439

TOTAL ASSETS	$202,976	$204,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$1,500
Accounts payable	3,601	3,746
Related party payable	123	559
Accrued expenses	8,730	7,940
Accrued payroll and related expenses	7,732	6,798
Note payable	683	2,048
Current portion of capital lease obligation	305	310

Total Current Liabilities	21,174	22,901

Long-Term Liabilities:
Long-term debt, less current portion	37,459	37,459
Capital lease obligations, less current portion	89	251
Other	6,591	5,965

Total Long-Term Liabilities	44,139	43,675

Total Liabilities	65,313	66,576

Commitments and Contingencies
Shareholders’ Equity:
Common stock; $0.01 par value; 20,000,000 shares authorized; 6,916,914 shares outstanding	69	69
Additional paid-in capital	187,304	187,304
Warrants outstanding	9,735	9,735
Accumulated deficit	(59,445)	(59,016)

Total Shareholders’ Equity	137,663	138,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,976	$204,668

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
	(In thousands, except share data)

REVENUES:
Casino	$37,604	$37,377
Hotel	3,397	2,890
Food and beverage	4,746	5,415
Other income	600	886

Gross Revenues	46,347	46,568
Less promotional allowances	4,691	5,645

Net Revenues	41,656	40,923

COSTS AND EXPENSES:
Casino	11,736	12,195
Hotel	1,353	1,189
Food and beverage	2,379	1,884
Other operating expenses	170	250
Selling, general and administrative	21,665	22,224
Depreciation and amortization	3,802	3,881
Provision for obligatory investments	265	(25)
Gain on sale of assets	(49)	(1)

Total Costs and Expenses	41,321	41,597

INCOME (LOSS) FROM OPERATIONS	335	(674)

OTHER INCOME (EXPENSE):
Interest income	265	147
Interest expense	(644)	(3,333)

Total other expense, net	(379)	(3,186)

LOSS BEFORE INCOME TAXES	(44)	(3,860)
Provision for income taxes	254	251

NET LOSS	$(298)	$(4,111)

Basic/diluted loss per common share	$(0.04)	$(0.85)

Weighted average common shares outstanding	6,916,914	4,831,853

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
	(In thousands, except share data)

REVENUES:
Casino	$74,954	$74,718
Hotel	6,285	5,184
Food and beverage	9,151	10,281
Other income	1,138	1,693

Gross Revenues	91,528	91,876
Less promotional allowances	9,099	10,988

Net Revenues	82,429	80,888

COSTS AND EXPENSES:
Casino	23,094	24,022
Hotel	2,581	1,892
Food and beverage	4,456	3,450
Other operating expenses	401	459
Selling, general and administrative	42,777	45,088
Depreciation and amortization	7,625	7,907
Provision for obligatory investments	633	213
Gain on sale of assets	(49)	(5)

Total Costs and Expenses	81,518	83,026

INCOME (LOSS) FROM OPERATIONS	911	(2,138)

OTHER INCOME (EXPENSE):
Interest income	468	254
Interest expense	(1,302)	(4,526)
Debt restructuring costs	—	(23)

Total other expense, net	(834)	(4,295)

INCOME (LOSS) BEFORE INCOME TAXES	77	(6,433)
Provision for income taxes	506	498

NET LOSS	$(429)	$(6,931)

Basic/diluted loss per common share	$(0.06)	$(1.79)

Weighted average common shares outstanding	6,916,914	3,862,779

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(429)	$(6,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,625	7,907
Gain on sale of assets	(49)	(5)
Provision for obligatory investments	633	213
Changes in operating assets and liabilities:
Accounts receivable, net	(915)	729
Other assets	1,585	297
Accounts payable and accrued expenses	1,579	(149)
Other liabilities	651	1,047

Net Cash Provided By Operating Activities	10,680	3,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,129)	(1,473)
Purchase of obligatory investments	(1,020)	(1,094)
Proceeds from sale of obligatory investments	87	137
Proceeds from sale of property and equipment	49	5

Net Cash Used In Investing Activities	(4,013)	(2,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	1,000	3,000
Payments on line of credit	(2,500)	—
Increase (decrease) in related party payables	(436)	442
Payments on note payable	(1,365)	—
Payments on capital lease obligation	(167)	(97)
Proceeds from exercised warrants	—	21
Return of capital of GB Holdings, Inc.	—	(2,598)

Net Cash (Used In) Provided By Financing Activities	(3,468)	768

Net increase in cash and cash equivalents	3,199	1,451
Cash and cash equivalents — beginning of period	13,711	12,756

Cash And Cash Equivalents — end of period	$16,910	$14,207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$61	$219

Cash paid during the period for income taxes	$339	$517

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest capitalized	$—	$5

Exercise of warrants	$—	$33,774

Purchase of equipment with capital lease	$—	$145

Conversion of notes payable and accrued interest to common stock	$—	$29,519

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

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

Atlantic Holdings is an indirect majority-owned subsidiary of American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of June 30, 2006, affiliates of Carl C. Icahn owned 9,813,346 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90.0% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of American Property Investors, Inc., AREP’s general partner.

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

Recently Issued Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board, or FASB, issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides guidance in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability that is considered can affect the determination of whether an entity is a VIE; which party, if any, is the primary beneficiary of the VIE; and calculations of expected losses and expected residual returns. A company is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that company first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The Company adopted FSP FIN 46R-6 on July 1, 2006 and the adoption had no effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We believe that the adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

Note 3.	Related Party Transactions

We have an intercompany services arrangement with American Casino & Entertainment Properties LLC, or ACEP, which is controlled by AREP, under which ACEP provides management and consulting services. We are billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended June 30, 2006 and 2005, we were billed approximately $121,000 and $179,000, respectively by ACEP. For the six months ended June 30, 2006 and 2005 we were billed approximately $202,000 and $315,000, respectively by ACEP.

During the three and six months ended June 30, 2006 and 2005 we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $55,000 and $44,000 for the three months ended June 30, 2006 and 2005, respectively, and $104,000 and $84,000 for the six months ended June 30, 2006 and 2005, respectively.

On June 5, 2006, ACE Gaming entered into a call agreement, the Option Agreement, with American Real Estate Holdings Limited Partnership, or AREH, pursuant to which AREH granted ACE Gaming the option to acquire all of its membership interests in AREP Boardwalk Properties, LLC, or AREP Boardwalk. AREP Boardwalk purchased 7.7 acres of land adjacent to the Sands property, or the Traymore Site, on May 19, 2006 and has an arrangement with ACE Gaming to manage the surface parking lots on its behalf. The Option Agreement allows ACE Gaming to exercise its option at any time until 5:00 PM on June 5, 2007. The Option Agreement provides that the purchase price of the membership interests underlying the option set forth therein is the sum of $61 million (the price paid by AREP Boardwalk to acquire the Traymore Site), the Traymore Closing Costs (as defined in the Option Agreement), the Traymore Financing Costs (as defined in the Option Agreement); and the Operating Costs (as defined in the Option Agreement), plus, in each case, interest thereon at a rate of 8% per annum less any revenue received by AREP Boardwalk or AREH from the Traymore Site.

In connection with the consent solicitation and the offer to exchange, which was consummated on July 22, 2004, or the Transaction, GB Holdings, Inc., Greate Bay Hotel and Casino, Inc., or GBHC, Atlantic Holdings and ACE Gaming entered into a Contribution Agreement, pursuant to which, Atlantic Holdings paid approximately $200,000 and $2.6 million to GB Holdings for the three and six months ended June 30, 2005, respectively. No amounts were paid to GB Holdings, Inc. in connection with the Contribution Agreement during 2006. In 2005 we paid GB Holdings approximately $2.4 million for interest payments on the GB Holdings 11% notes due 2005 which were not previously exchanged for our 3% notes in the Transaction. Additionally, we agreed to pay GB Holdings an amount equal to GB Holdings’ normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.

During May 2005, Mr. Icahn converted approximately $28.8 million principal amount of our 3% notes into 1,898,181 shares of our common stock, and following the conversion of the notes, Mr. Icahn exercised 7,748,412 warrants for an aggregate of 2,130,904 shares of our common stock. During 2005, other warrant holders exercised 17,789 warrants for 4,892 shares of our common stock.

As of June 30, 2006 and December 31, 2005, we owed approximately $123,000 and $559,000, respectively, to related parties. This relates to the intercompany services arrangement with ACEP and AREP Boardwalk.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Line of Credit

As of June 30, 2006 and December 31, 2005, we had outstanding borrowings of $0 and $1.5 million, respectively. The outstanding principal balance would accrue interest at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum, which totaled 13.4% at June 30, 2006. Atlantic Holdings is required to pay an unused line fee for each preceding three-month period during the term of the credit facility in an amount equal to .35% of the excess of the available commitment over the average outstanding monthly balance during such preceding three-month period.

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

We have recently been requested by the New Jersey Division of Gaming Enforcement, or DGE, to provide documentation that we are in compliance with our internal audit reporting lines. Such documentation was provided on May 19, 2006, in accordance with the DGE’s request.

Legal Proceedings

We challenged our property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. We are currently determining whether to appeal this decision. This decision, if upheld, would result in a refund of $3,290,539 plus interest. A trial for tax years 2000 through 2006 is anticipated to be scheduled in the near future. As with any litigation there can be no assurance of the ultimate outcome, our ability to collect any judgment which may be awarded, or the terms under which any amount awarded or mutually agreed upon would be paid.

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

Overview

We generate revenues primarily from gaming operations at The Sands, located in Atlantic City, New Jersey. Our other business activities, including hotel, entertainment, and food and beverage operations, also generate revenues, which are substantially less significant then the revenues generated by the gaming operations. The non-gaming operations primarily support the gaming operation by providing complimentary goods and services to gaming patrons. We compete in a capital intensive industry that requires continual reinvestment in its facilities.

We currently offer gaming, hotel, dining and entertainment at The Sands. The following table provides certain summary information for The Sands at June 30, 2006:

	Number of
Casino	Hotel	Number of	Number of
Square Footage	Rooms	Slots	Table Games

80,000	620	2,004	84

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three Months Ended
	June 30,
	2006	2005	% Change
	(in millions)

INCOME STATEMENT DATA:
Revenues:
Casino	$37.6	$37.4	0.5%
Hotel	3.4	2.9	17.2%
Food and beverage	4.7	5.4	(13.0)%
Other	0.6	0.9	(33.3)%

Gross revenues	46.3	46.6	(0.6)%
Less promotional allowances	4.7	5.7	(17.5)%

Net revenues	41.6	40.9	1.7%

Costs and expenses:
Casino	11.7	12.2	(4.1)%
Hotel	1.4	1.2	16.7%
Food and beverage	2.4	1.9	26.3%
Other operating expenses	0.2	0.2	0.0%
Selling, general and administrative	21.6	22.2	(2.7)%
Depreciation and amortization	3.8	3.9	(2.6)%
Provision for obligatory investments	0.2	—

Total costs and expenses	41.3	41.6	(0.7)%

Income (loss) from operations	$0.3	$(0.7)	142.9%

Gross Revenues

Gross revenues decreased 0.6% to $46.3 million for the three months ended June 30, 2006 from $46.6 million for the three months ended June 30, 2005. This decrease was primarily due to decreased food and beverage revenues, as discussed below.

Casino Revenues

Casino revenues increased 0.5% to $37.6 million, or 81.2% of gross revenues, for the three months ended June 30, 2006 from $37.4 million, or 80.3% of gross revenues, for the three months ended June 30, 2005. Slot machine revenues were $27.0 million, or 71.8% of casino revenues, and table games revenues were $10.2 million, or 27.1% of casino revenues, for the three months ended June 30, 2006 compared to $28.0 million and $9.0 million, respectively, for the three months ended June 30, 2005. Other casino revenues were $0.4 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively. The decrease in slot revenues was due to a 4.0% decrease in slot handle to $386.6 million for the three months ended June 30, 2006 from $402.7 million for the three months ended June 30, 2005, partially offset by an increase in hold percentage to 8.6% from 8.5%. The increase in table games revenue was due to an increase in the hold percentage to 16.4% for the three months ended June 30, 2006 from 13.8% for the three months ended June 30, 2005, partially offset by a 4.7% decrease in table game drop to $62.3 million from $65.4 million.

Non-Casino Revenues

Hotel revenues increased 17.2% to $3.4 million for the three months ended June 30, 2006, or 7.3% of gross revenues, from $2.9 million, or 6.2% of gross revenues, for the three months ended June 30, 2005. This increase was primarily due to an increase in occupancy rate and a 15.9% increase in the average daily room rate.

Food and beverage revenues decreased 13.0% to $4.7 million, or 10.2% of gross revenues, for the three months ended June 30, 2006 from $5.4 million, or 11.6% of gross revenues, for the three months ended June 30, 2005. This decrease was due to a decrease in average check partially offset by an increase in covers.

Other revenues decreased 33.3% to $0.6 million, or 1.3% of gross revenues, for the three months ended June 30, 2006 from $0.9 million, or 1.9% of gross revenues, for the three months ended June 30, 2005. This was due to decrease in retail revenues, as a result of the decision to lease out all retail space.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 12.5% for the three months ended June 30, 2006 from 15.1% for the three months ended June 30, 2005. This decrease was due to focusing our promotional efforts on more profitable players.

Operating Expenses

Casino expenses decreased by 4.1% to $11.7 million, or 31.1% of casino revenues, for the three months ended June 30, 2006 from $12.2 million, or 32.6% of casino revenues, for the three months ended June 30, 2005. The decrease in casino expenses was primarily due to decreased labor costs and reduced participation expense.

Hotel expenses increased 16.7% to $1.4 million, or 41.2% of hotel revenues, for the three months ended June 30, 2006 from $1.2 million, or 41.4% of hotel revenues, for the three months ended June 30, 2005. The increase was primarily due to increased services and guest relations as a result of the increase in occupancy rate.

Food and beverage expenses increased 26.3% to $2.4 million, or 51.1% of food and beverage revenues, for the three months ended June 30, 2006 from $1.9 million, or 35.2% of food and beverage revenues, for the three months ended June 30, 2005. The increase was primarily due to increased union benefits and a reduced allocation of complimentary costs to other departments.

Other expenses remained flat at $0.2 million, or 33.3% of other revenues, for the three months ended June 30, 2006 from $0.2 million, or 22.2% of other revenues, for the three months ended June 30, 2005.

Selling, general, and administrative expenses decreased 2.7% to $21.6 million, or 46.7% of gross revenues, for the three months ended June 30, 2006 from $22.2 million, or 47.6% of gross revenues, for the three months ended June 30, 2005. The decrease was primarily due to reductions in marketing and insurance expenses.

Interest Expense

Interest expense in 2006 is primarily due to the accrual of interest on $37.5 million principal amount of 3% notes, the remaining principal outstanding after the conversion of notes by AREP, interest on the outstanding borrowings under the revolving credit facility and the amortization of debt costs associated with the 3% notes. Interest expense decreased by 81.8% to $0.6 million for the three months ended June 30, 2006 from $3.3 million for the three months ended June 30, 2005. The decrease is due to the conversion of approximately $28.8 million principal amount of 3% notes into our common stock on May 17, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six Months Ended
	June 30,
	2006	2005	% Change
	(in millions)

INCOME STATEMENT DATA:
Revenues:
Casino	$75.0	$74.7	0.4%
Hotel	6.3	5.2	21.2%
Food and beverage	9.1	10.3	(11.7)%
Other	1.1	1.7	(35.3)%

Gross revenues	91.5	91.9	(0.4)%
Less promotional allowances	9.1	11.0	(17.3)%

Net revenues	82.4	80.9	1.9%

Costs and expenses:
Casino	23.1	24.0	(3.7)%
Hotel	2.6	1.9	36.8%
Food and beverage	4.5	3.4	32.4%
Other operating expenses	0.4	0.5	(20.0)%
Selling, general and administrative	42.7	45.1	(5.3)%
Depreciation and amortization	7.6	7.9	(3.8)%
Provision for obligatory investments	0.6	0.2	200.0%

Total costs and expenses	81.5	83.0	(1.8)%

Income (loss) from operations	$0.9	$(2.1)	142.9%

Gross Revenues

Gross revenues decreased 0.4% to $91.5 million for the six months ended June 30, 2006 from $91.9 million for the six months ended June 30, 2005. This decrease was primarily due to decreased food and beverage revenues, as discussed below.

Casino Revenues

Casino revenues increased 0.4% to $75.0 million, or 82.0% of gross revenues, for the six months ended June 30, 2006 from $74.7 million, or 81.3% of gross revenues, for the six months ended June 30, 2005. Slot machine revenues were $51.7 million, or 68.9% of casino revenues, and table games revenues were $22.6 million, or 30.1% of casino revenues, for the six months ended June 30, 2006 compared to $54.4 million and $19.7 million, respectively, for the six months ended June 30, 2005. Other casino revenues were $0.7 and $0.6 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in slot revenues was due to a 7.1% decrease in slot handle to $746.8 million for the six months ended June 30, 2006 from $803.5 million for the six months ended June 30, 2005, partially offset by an increase in hold percentage to 8.5% from 8.4%. The increase in table games revenue was due to an increase in the hold percentage to 18.2% for the six months ended June 30, 2006 from 15.7% for the six months ended June 30, 2005, partially offset by a 1.2% decrease in table game drop to $124.0 million from $125.5 million.

Non-Casino Revenues

Hotel revenues increased 21.2% to $6.3 million for the six months ended June 30, 2006, or 6.9% of gross revenues, from $5.2 million, or 5.7% of gross revenues, for the six months ended June 30, 2005. This increase was primarily due to an increase in occupancy rate and a 19.2% increase in the average daily room rate.

Food and beverage revenues decreased 11.7% to $9.1 million, or 9.9% of gross revenues, for the six months ended June 30, 2006 from $10.3 million, or 11.2% of gross revenues, for the six months ended June 30, 2005. This decrease was due to a 21.5% decrease in average check offset by a 13.4% increase in covers.

Other revenues decreased 35.3% to $1.1 million, or 1.2% of gross revenues, for the six months ended June 30, 2006 from $1.7 million, or 1.8% of gross revenues, for the six months ended June 30, 2005. This was due to decrease in retail revenues, as a result of the decision to lease out all retail space

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 12.1% for the six months ended June 30, 2006 from 14.7% for the six months ended June 30, 2005. This decrease was due to focusing our promotional efforts on more profitable players.

Operating Expenses

Casino expenses decreased by 3.7% to $23.1 million, or 30.8% of casino revenues, for the six months ended June 30, 2006 from $24.0 million, or 32.1% of casino revenues, for the six months ended June 30, 2005. The decrease in casino expenses was primarily due to decreased labor costs and reduced participation expense.

Hotel expenses increased 36.8% to $2.6 million, or 41.3% of hotel revenues, for the six months ended June 30, 2006 from $1.9 million, or 36.5% of hotel revenues, for the six months ended June 30, 2005. The increase was primarily due to increased services and broker fees as a result of the increase in occupancy rate.

Food and beverage expenses increased 32.4% to $4.5 million, or 49.5% of food and beverage revenues, for the six months ended June 30, 2006 from $3.4 million, or 33.0% of food and beverage revenues, for the six months ended June 30, 2005. The increase was primarily due to increased union benefits and a reduced allocation of complimentary costs to other departments.

Other expenses decreased to $0.4 million, or 36.4% of other revenues, for the six months ended June 30, 2006 from $0.5 million, or 29.4% of other revenues, for the six months ended June 30, 2005.

Selling, general, and administrative expenses decreased 5.3% to $42.7 million, or 46.7% of gross revenues, for the six months ended June 30, 2006 from $45.1 million, or 49.1% of gross revenues, for the six months ended June 30, 2005. The decrease was primarily due to reductions in marketing and insurance.

Interest Expense

Interest expense in 2006 is primarily due to the accrual of interest on $37.5 million principal amount of 3% notes, the remaining principal outstanding after the conversion of notes by AREP, interest on the outstanding borrowings under the revolving credit facility and the amortization of debt costs associated with the 3% notes. Interest expense decreased by 71.2% to $1.3 million for the six months ended June 30, 2006 from $4.5 million for the six months ended June 30, 2005. The decrease is due to the conversion of approximately $28.8 million principal amount of 3% notes into our common stock on May 17, 2005.

Financial Condition

Liquidity and Capital Resources

Our primary source of cash is from the operation of The Sands. At June 30, 2006, we had cash and cash equivalents of $16.9 million. For the six months ended June 30, 2006, net cash provided by operating activities totaled approximately $10.7 million compared to approximately $3.1 million for the six months ended June 30, 2005.

In addition to cash from operations, we have relied on our senior secured revolving credit facility, or credit facility. The credit facility allows for borrowings of up to $5.0 million, subject to our complying with financial and other covenants. At June 30, 2006, we had no outstanding borrowings under the senior credit facility and availability of $5.0 million, subject to continuing compliance with existing covenant restrictions. All borrowings under the credit facility are payable in full by no later than November 12, 2007 or any earlier date on which the borrowings are required to be paid in full, by acceleration or otherwise, pursuant to the credit facility. Interest accrues at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum, which equaled 13.35% at June 30, 2006.

Our primary use of cash is for capital spending. Capital spending was approximately $3.1 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. We estimate our capital expenditures for 2006 will not exceed $3.8 million, and primarily will be for the purchase of new slot machines, upgrades or maintenance to our existing assets. We believe operating cash flows will be adequate to meet our anticipated future requirements for working capital and currently projected capital spending for 2006. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business developments may not occur and other unforeseen events may occur, each of which could require us to raise additional funds.

We are required by the Casino Control Commission to make certain quarterly deposits based on gross revenues with the Casino Reinvestment Development Authority in lieu of a certain investment alternative tax. Deposits for the six months ended June 30, 2006 amounted to $1.0 million compared to $1.1 million for the six months ended June 30, 2005.

We have $37.5 million principal amount of 3% notes that mature on July 22, 2008. Our 3% notes are convertible into 65.90909 shares of our common stock for each $1,000 of principal amount of 3% notes and related accrued interest. Accrued interest on the 3% notes was approximately $2.2 million at June 30, 2006. Interest is payable at maturity of the 3% notes.

Borrowings under the credit facility are secured by a first lien and security interest on all of our and our subsidiary ACE Gaming’s personal property and a first mortgage on The Sands. The 3% notes are also secured by a lien on the same collateral that secures the credit facility. The liens with respect to the 3% notes are subordinated to the liens with respect to the credit facility.

On June 5, 2006, ACE Gaming entered into a call agreement, the Option Agreement, with American Real Estate Holdings Limited Partnership, or AREH, pursuant to which AREH granted ACE Gaming the option to acquire all of its membership interests in AREP Boardwalk Properties, LLC, or AREP Boardwalk. AREP Boardwalk purchased 7.7 acres of land adjacent to the Sands property, or the Traymore Site, on May 19, 2006 and has an arrangement with ACE Gaming to manage the surface parking lots on its behalf. The Option Agreement allows ACE Gaming to exercise its option at any time until 5:00 PM on June 5, 2007. The Option Agreement provides that the purchase price of the membership interests underlying the option set forth therein is the sum of $61 million (the price paid by AREP Boardwalk to acquire the Traymore Site), the Traymore Closing Costs (as defined in the Option Agreement), the Traymore Financing Costs (as defined in the Option Agreement); and the Operating Costs (as defined in the Option Agreement), plus, in each case, interest thereon at a rate of 8% per annum less any revenue received by AREP Boardwalk or AREH from the Traymore Site.

Recently Issued Accounting Pronouncements

In April 2006, the Financial Accounting Standards Board, or FASB, issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides guidance in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability that is considered can affect the determination of whether an entity is a VIE; which party, if any, is the primary beneficiary of the VIE; and calculations of expected losses and expected residual returns. A company is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that company first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The Company adopted FSP FIN 46R-6 on July 1, 2006 and the adoption had no effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We believe that the adoption of FIN No. 48 will not have a material impact on our consolidated financial statements.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We can borrow, from time to time, up to $5.0 million under the senior secured revolving credit facility for working capital purposes. At June 30, 2006, we had no outstanding borrowings under the senior credit facility.

The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $28.9 million as of June 30, 2006.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures

As of June 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We challenged our property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. We are currently determining whether to appeal this decision. This decision, if upheld, would result in a refund of $3,290,539 plus interest. A trial for tax years 2000 through 2006 is anticipated to be scheduled in the near future. As with any litigation there can be no assurance of the ultimate outcome, our ability to collect any judgment which may be awarded, or the terms under which any amount awarded or mutually agreed upon would be paid.

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

The list of exhibits required by item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST ENTERTAINMENT
HOLDINGS, INC.

/s/  Denise Barton
Denise Barton
Chief Financial Officer

Date: August 9, 2006

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