Form 10-Q
period 2006-09-30
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2006-11-09
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class		Outstanding at November 6, 2006

Atlantic Coast Entertainment Holdings, Inc.	Common stock, $	0.01 par value	9,389,723 shares

PART I. FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$19,931	$13,711
Accounts receivable, net	3,595	3,745
Deferred income taxes	16,138	—
Other current assets	7,433	10,170

Total Current Assets	47,097	27,626

Property and equipment, net	154,537	160,603

Obligatory investments, net	13,530	12,929
Deferred income taxes	11,939	—
Deferred financing costs and other assets	980	3,510

Total Other Assets	26,449	16,439

TOTAL ASSETS	$228,083	$204,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$1,500
Accounts payable	2,628	3,746
Related party payable	188	559
Accrued expenses	8,775	7,940
Accrued payroll and related expenses	17,132	6,798
Note payable	—	2,048
Current portion of capital lease obligation	280	310

Total Current Liabilities	29,003	22,901

Long-Term Liabilities:
Long-term debt, less current portion	—	37,459
Capital lease obligations, less current portion	37	251
Other	4,434	5,965

Total Long-Term Liabilities	4,471	43,675

Total Liabilities	33,474	66,576

Commitments and Contingencies
Shareholders’ Equity:
Common stock; $0.01 par value; 20,000,000 shares authorized; 9,389,723 and 6,916,914 shares outstanding	94	69
Additional paid-in capital	227,188	187,304
Warrants outstanding	9,673	9,735
Accumulated deficit	(42,346)	(59,016)

Total Shareholders’ Equity	194,609	138,092

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$228,083	$204,668

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)
	(In thousands, except share data)

REVENUES:
Casino	$37,345	$39,373
Hotel	3,836	3,705
Food and beverage	5,500	7,225
Other income	547	923

Gross Revenues	47,228	51,226
Less promotional allowances	5,663	6,768

Net Revenues	41,565	44,458

COSTS AND EXPENSES:
Casino	11,325	12,815
Hotel	1,189	1,334
Food and beverage	2,066	2,549
Other operating expenses	185	436
Selling, general and administrative	34,669	24,346
Depreciation and amortization	2,534	4,026
Provision for obligatory investments	237	295
Gain on sale of assets	(2)	(1)

Total Costs and Expenses	52,203	45,800

LOSS FROM OPERATIONS	(10,638)	(1,342)

OTHER INCOME (EXPENSE):
Interest income	308	166
Interest expense	(471)	(739)

Total other expense, net	(163)	(573)

LOSS BEFORE INCOME TAXES	(10,801)	(1,915)
Provision (benefit) for income taxes	(27,900)	266

NET INCOME (LOSS)	$17,099	$(2,181)

Basic/diluted income (loss) per common share	$2.24	$(0.32)

Weighted average common shares outstanding	7,617,676	6,916,892

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)
	(In thousands, except share data)

REVENUES:
Casino	$112,299	$114,091
Hotel	10,121	8,889
Food and beverage	14,651	17,506
Other income	1,685	2,616

Gross Revenues	138,756	143,102
Less promotional allowances	14,762	17,756

Net Revenues	123,994	125,346

COSTS AND EXPENSES:
Casino	34,419	36,837
Hotel	3,770	3,226
Food and beverage	6,522	5,999
Other operating expenses	586	895
Selling, general and administrative	77,446	69,434
Depreciation and amortization	10,159	11,933
Provision for obligatory investments	870	508
Gain on sale of assets	(51)	(6)

Total Costs and Expenses	133,721	128,826

LOSS FROM OPERATIONS	(9,727)	(3,480)

OTHER INCOME (EXPENSE):
Interest income	776	420
Interest expense	(1,773)	(5,265)
Debt restructuring costs	—	(23)

Total other expense, net	(997)	(4,868)

LOSS BEFORE INCOME TAXES	(10,724)	(8,348)
Provision (benefit) for income taxes	(27,394)	764

NET INCOME (LOSS)	$16,670	$(9,112)

Basic/diluted income (loss) per common share	$2.33	$(1.86)

Weighted average common shares outstanding	7,154,128	4,892,004

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,670	$(9,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,159	11,933
Gain on sale of assets	(51)	(6)
Provision for obligatory investments	870	508
Changes in operating assets and liabilities:
Accounts receivable, net	150	1,436
Deferred income taxes	(28,077)	—
Other assets	3,473	2,105
Accounts payable and accrued expenses	10,051	(1,053)
Other liabilities	896	1,405

Net Cash Provided By Operating Activities	14,141	7,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,938)	(3,044)
Purchase of obligatory investments	(39)	(1,738)
Proceeds from sale of obligatory investments	168	138
Proceeds from sale of property and equipment	51	6

Net Cash Used In Investing Activities	(3,758)	(4,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	—	3,000
Payments on line of credit	(1,500)	(2,000)
Payments on notes payable	(2,048)	—
Increase (decrease) in related party payables	(371)	643
Payments on capital lease obligation	(244)	(190)
Proceeds from exercised warrants	—	21
Return of capital of GB Holdings, Inc.	—	(2,598)

Net Cash Used In Financing Activities	(4,163)	(1,124)

Net increase in cash and cash equivalents	6,220	1,454
Cash and cash equivalents — beginning of period	13,711	12,756

Cash And Cash Equivalents — end of period	$19,931	$14,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$75	$300

Cash paid during the period for income taxes	$867	$764

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exercise of warrants	$62	$33,852

Purchase of equipment with capital lease	$—	$145

Conversion of notes payable and accrued interest to common stock	$39,847	$29,519

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common		Paid-In		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
	(In thousands, except share data)

BALANCE, DECEMBER 31, 2005	6,916,914	$69	$187,304	$9,735	$(59,016)	$138,092
Conversion of 3% notes	2,468,884	25	39,822	—	—	39,847
Exercise of warrants	3,925	—	62	(62)	—	—
Net income	—	—	—	—	16,670	16,670

BALANCE, SEPTEMBER 30, 2006	9,389,723	$94	$227,188	$9,673	$(42,346)	$194,609

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

Atlantic Holdings is an indirect majority-owned subsidiary of American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership whose units are traded on the New York Stock Exchange. As of September 30, 2006, affiliates of Carl C. Icahn owned 9,813,346 Preferred Units and 55,655,382 Depositary Units, which represent approximately 86.5% of the outstanding Preferred Units and approximately 90.0% of the outstanding Depositary Units of AREP. Mr. Icahn is the Chairman of the Board of Directors and owns all of the capital stock of American Property Investors, Inc., AREP’s general partner.

Note 2.	Sale of ACE Gaming

On September 3, 2006, Atlantic Holdings, ACE Gaming, American Real Estate Holdings Limited Partnership, or AREH, a subsidiary of AREP, and certain other entities owned by or affiliated with AREH entered into an agreement, or the Agreement, with Pinnacle Entertainment, Inc., or Pinnacle, pursuant to which Pinnacle agreed to acquire all of the outstanding membership interests in ACE Gaming and equity interests in entities which are indirect subsidiaries of AREH which own parcels of real estate adjacent to The Sands, including real property known as the Traymore site, for approximately $250 million (of which approximately $189 million is payable to Atlantic Holdings and approximately $61 million is payable to affiliates of AREH for the Traymore site); we will also receive an additional $20 million from Pinnacle for certain tax-related benefits and additional real estate. In connection with Pinnacle’s execution of the Agreement, it deposited $50 million in escrow and such money is payable to Atlantic Holdings under certain situations if Pinnacle does not consummate the transaction.

As part of the Agreement, Pinnacle required that Atlantic Holdings close the existing hotel-casino, which is anticipated to occur in mid-November 2006.

The transaction is subject to the satisfaction of customary closing conditions. The transaction is not subject to financing. The majority stockholder of Atlantic Holdings, AREP Sands Holding, LLC, or AREP Sands, which owns approximately 58.2% of the outstanding stock of the Company, has delivered a stockholder written consent approving the transaction. AREP Sands is a wholly-owned subsidiary of AREH.

On September 3, 2006, simultaneous with the execution of the Agreement, Atlantic Holdings and AREH entered into an Indemnification Agreement, or the Indemnification Agreement, pursuant to which Atlantic Holdings agreed to indemnify AREH and its affiliates for Atlantic Holdings’, as well as certain of AREH’s, indemnification obligations under the Agreement. Under the terms of the Indemnification Agreement, Atlantic Holdings agreed to escrow the net proceeds from the sale of ACE Gaming.

Both the indenture governing our 3% Notes due 2008 and our existing line of credit have been terminated; accordingly the liens securing each obligation have also been terminated and released.

As of September 30, 2006, the Company had accrued $7.9 million for one-time benefits, in connection with the impending sale, which is included in Accrued payroll and related expenses on the accompanying condensed consolidated balance sheet. As of September 30, 2006, no such benefits had been paid.

Note 3.	Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations of the SEC. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. Due to the impending sale transaction, noted above, constituting substantially all of the operations of Atlantic Holdings, for accounting presentation, the financial statements will not be presented under the provisions of discontinued operations. Following the sale, Atlantic Holdings will retain the proceeds from the sale along with their deferred tax assets.

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We believe that the adoption of SAB No. 108 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

Note 4.	Related Party Transactions

On September 3, 2006, simultaneous with the execution of the Agreement, Atlantic Holdings and AREH entered into the Indemnification Agreement, pursuant to which Atlantic Holdings agreed to indemnify AREH and its affiliates for Atlantic Holdings’, as well as certain of AREH’s, indemnification obligations under the Agreement. Under the terms of the Indemnification Agreement, Atlantic Holdings agreed to escrow the net proceeds from the sale of ACE Gaming.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have an intercompany services arrangement with American Casino & Entertainment Properties LLC, or ACEP, which is controlled by AREP, under which ACEP provides management and consulting services. We are billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. For the three months ended September 30, 2006 and 2005, we were billed approximately $107,000 and $189,000, respectively by ACEP. For the nine months ended September 30, 2006 and 2005 we were billed approximately $310,000 and $504,000, respectively by ACEP.

During the three and nine months ended September 30, 2006 and 2005 we made payments to XO Communications, Inc., which is controlled by affiliates of Mr. Icahn, for certain telecommunications services provided to us. The payments totaled approximately $31,000 and $34,000 for the three months ended September 30, 2006 and 2005, respectively, and $138,000 and $119,000 for the nine months ended September 30, 2006 and 2005, respectively.

On June 5, 2006, ACE Gaming entered into a call agreement, the Option Agreement, with American Real Estate Holdings Limited Partnership, or AREH, pursuant to which AREH granted ACE Gaming the option to acquire all of its membership interests in AREP Boardwalk Properties, LLC, or AREP Boardwalk. AREP Boardwalk purchased 7.7 acres of land adjacent to the Sands property, or the Traymore Site, on May 19, 2006 and has an arrangement with ACE Gaming to manage the surface parking lots on its behalf. The Option Agreement allows ACE Gaming to exercise its option at any time until 5:00 PM on June 5, 2007. The Option Agreement provides that the purchase price of the membership interests underlying the option set forth therein is the sum of $61 million (the price paid by AREP Boardwalk to acquire the Traymore Site), the Traymore Closing Costs (as defined in the Option Agreement), the Traymore Financing Costs (as defined in the Option Agreement); and the Operating Costs (as defined in the Option Agreement), plus, in each case, interest thereon at a rate of 8% per annum less any revenue received by AREP Boardwalk or AREH from the Traymore Site. As part of the sale agreement with Pinnacle, this call agreement will be transferred to Pinnacle upon the consummation of the sale of ACE Gaming.

As of September 30, 2006 and December 31, 2005, we owed approximately $188,000 and $559,000, respectively, to related parties. This relates to the intercompany services arrangement with ACEP and AREP Boardwalk.

In connection with the consent solicitation and the offer to exchange, which was consummated on July 22, 2004, or the Transaction, GB Holdings, Inc., Greate Bay Hotel and Casino, Inc., or GBHC, Atlantic Holdings and ACE Gaming entered into a Contribution Agreement, pursuant to which, Atlantic Holdings paid approximately $0.0 and $2.6 million to GB Holdings for the three and nine months ended September 30, 2005, respectively. No amounts were paid to GB Holdings, Inc. in connection with the Contribution Agreement during 2006. In 2005 we paid GB Holdings approximately $2.4 million for interest payments on the GB Holdings 11% notes due 2005 which were not previously exchanged for our 3% notes in the Transaction. Additionally, we agreed to pay GB Holdings an amount equal to GB Holdings’ normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.

During May 2005, affiliates of Mr. Icahn converted approximately $28.8 million principal amount of our 3% notes into 1,898,181 shares of our common stock, and following the conversion of the notes, affiliates of Mr. Icahn exercised 7,748,412 warrants for an aggregate of 2,130,904 shares of our common stock. During 2005, other warrant holders exercised 17,789 warrants for 4,892 shares of our common stock. On September 7, 2006, affiliates of Mr. Icahn, as the majority holder of the 3% notes, elected to cause the conversion of the $37.5 million in outstanding principal amount of the 3% notes into shares of our common stock. Prior to such conversion, the affiliates held $35.1 million of the 3% notes and, as a result of the conversion, such affiliates received 2,314,990 shares of our common stock. The other 3% notes are held by third parties, are no longer outstanding and the holders thereof received an aggregate of 153,894 shares of our common stock.

Note 5.	Line of Credit

As of September 30, 2006 and December 31, 2005, we had outstanding borrowings of $0 and $1.5 million, respectively. The outstanding principal balance accrued interest at a rate which was fixed monthly and equal to one

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month LIBOR (but not less than 1.5%), plus 8% per annum, which totaled 13.3% at September 30, 2006. The line of credit was cancelled on September 20, 2006 in accordance with the terms of the Agreement. Upon Atlantic Holdings’ termination of its line of credit, Atlantic Holdings paid a $50,000 prepayment fee in accordance with the terms of the credit facility.

Note 6.	Commitments and Contingencies

Legal Proceedings

On October 13, 2006, the Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, Inc., or GBH, was granted standing by the Bankruptcy Court to commence litigation in the name of GBH against us, ACE Gaming, AREP and other entities affiliated with Mr. Icahn as well as the directors of GBH. The Committee has indicated that it will challenge the July 2004 transaction that, among other things, resulted in the transfer of The Sands to ACE Gaming, the exchange of certain of GBH’s notes for the 3% notes, and AREP owning approximately 58.2% of the outstanding shares of our common stock.

We challenged our property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. We are currently determining whether to appeal this decision. This decision, if upheld, would result in a refund of $3,290,539 plus interest. A trial for tax years 2000 through 2006 is anticipated to be scheduled in the near future. Under the terms of the Agreement, Pinnacle will receive the first $10 million of any refund and any additional amounts would be split between Pinnacle and Atlantic Holdings. As with any litigation there can be no assurance of the ultimate outcome, our ability to collect any judgment which may be awarded, or the terms under which any amount awarded or mutually agreed upon would be paid.

We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Note 7.	Income Taxes

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

Additionally, the company accounts for income tax assets and liabilities in accordance with SFAS No. 109 which requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of June 30, 2006, Management believed that it was more likely than not that the tax benefits of certain future deductible temporary differences would be realized based on the reversal of existing temporary differences, and therefore, a valuation allowance was not provided for these deferred tax assets. Further, management had determined that the realization of certain of the Company’s deferred tax assets was not more likely than not and, as such, provided a valuation allowance against those deferred tax assets. However, during the period ended September 30, 2006, based on various factors including the expected gain to be realized on the probable sale of its casino operations and the projected future income to be generated from the proceeds of the sale, the Company determined that it was more likely than not that most of the deferred tax assets will be realized. Accordingly, the valuation allowance for these assets was reversed. This reversal resulted in a credit to income tax expense of approximately $28.1 million.

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

We currently offer gaming, hotel, dining and entertainment at The Sands. The following table provides certain summary information for The Sands at September 30, 2006:

	Number of
Casino	Hotel	Number of	Number of
Square Footage	Rooms	Slots	Table Games

80,000	620	1,997	84

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

On September 3, 2006, Atlantic Holdings, ACE Gaming, LLC, or ACE Gaming, our wholly-owned subsidiary, American Real Estate Holdings Limited Partnership, or AREH, a subsidiary of AREP, and certain other entities owned by or affiliated with AREH entered into an agreement, or the Agreement, with Pinnacle Entertainment, Inc., or Pinnacle, pursuant to which Pinnacle agreed to acquire all of the outstanding membership interests in ACE Gaming, and equity interests in entities which are indirect subsidiaries of AREH which own parcels of real estate adjacent to The Sands, including real property known as the Traymore site (which is adjacent to The Sands), for approximately $250 million (of which approximately $189 million is payable to Atlantic Holdings and approximately $61 million is payable to affiliates of AREH for the Traymore site); Atlantic Holdings will also receive an additional $20 million for certain tax-related benefits and additional real estate. In connection with Pinnacle’s execution of the Agreement, it deposited $50 million in escrow and such money is payable to Atlantic Holdings under certain situations if Pinnacle does not consummate the transaction.

As part of the Agreement, Pinnacle required that Atlantic Holdings close the existing hotel-casino, which is anticipated to occur in mid-November 2006.

The transaction is subject to the satisfaction of customary closing conditions. The transaction is not subject to financing. The majority stockholder of Atlantic Holdings, AREP Sands Holding, LLC, or AREP Sands, which owns approximately 58.2% of the outstanding stock of Atlantic Holdings, has delivered a stockholder written consent approving the transaction. AREP Sands is a wholly-owned subsidiary of AREH.

On September 3, 2006, simultaneous with the execution of the Agreement, Atlantic Holdings and AREH entered into an Indemnification Agreement, or the Indemnification Agreement, pursuant to which Atlantic Holdings agreed to indemnify AREH and its affiliates for Atlantic Holdings’, as well as certain of AREH’s, indemnification obligations under the Agreement. Under the terms of the Indemnification Agreement, Atlantic Holdings agreed to escrow the net proceeds from the sale of ACE Gaming.

Both the indenture governing our 3% Notes due 2008 and our existing line of credit have been terminated; accordingly the liens securing each obligation have also been terminated and released.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended
	September 30,
	2006	2005	% Change
	(in millions)

INCOME STATEMENT DATA:
Revenues:
Casino	$37.3	$39.4	(5.3)%
Hotel	3.9	3.7	5.4%
Food and beverage	5.5	7.2	(23.6)%
Other	0.5	0.9	(44.4)%

Gross revenues	47.2	51.2	(7.8)%
Less promotional allowances	5.6	6.8	(17.6)%

Net revenues	41.6	44.4	(6.3)%

Costs and expenses:
Casino	11.3	12.8	(11.7)%
Hotel	1.2	1.3	(7.7)%
Food and beverage	2.1	2.6	(19.2)%
Other operating expenses	0.2	0.4	(50.0)%
Selling, general and administrative	34.7	24.3	42.8%
Depreciation and amortization	2.5	4.0	(37.5)%
Provision for obligatory investments	0.2	0.3	(33.3)%

Total costs and expenses	52.2	45.7	14.2%

Income (loss) from operations	$(10.6)	$(1.3)	(715.4)%

Gross Revenues

Gross revenues decreased 7.8% to $47.2 million for the three months ended September 30, 2006 from $51.2 million for the three months ended September 30, 2005. This decrease was primarily due to the impending sale and closure of The Sands.

Casino Revenues

Casino revenues decreased 5.3% to $37.3 million, or 79.0% of gross revenues, for the three months ended September 30, 2006 from $39.4 million, or 77.0% of gross revenues, for the three months ended September 30, 2005. Slot machine revenues were $26.9 million, or 72.1% of casino revenues, and table games revenues were $10.1 million, or 27.1% of casino revenues, for the three months ended September 30, 2006 compared to $28.7 million and $10.3 million, respectively, for the three months ended September 30, 2005. Other casino revenues were $0.3 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively. The decrease in slot and table game revenues was due to lost revenue when the state of New Jersey closed all casinos in July 2006, for the three days during the fourth of July week, traditionally one of the busiest weeks of the year.

Non-Casino Revenues

Hotel revenues increased 5.4% to $3.9 million for the three months ended September 30, 2006, or 8.3% of gross revenues, from $3.7 million, or 7.2% of gross revenues, for the three months ended September 30, 2005. This increase was primarily due to an increase in the average daily room rate of 7.6%, partially offset by a 3.8% reduction in hotel occupancy rate.

Food and beverage revenues decreased 23.6% to $5.5 million, or 11.7% of gross revenues, for the three months ended September 30, 2006 from $7.2 million, or 14.1% of gross revenues, for the three months ended September 30, 2005. This decrease was due to a decrease in the number of covers partially offset by an increase in the average check amount.

Other revenues decreased 44.4% to $0.5 million, or 1.1% of gross revenues, for the three months ended September 30, 2006 from $0.9 million, or 1.8% of gross revenues, for the three months ended September 30, 2005. This was due to less theater entertainment.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 15.0% for the three months ended September 30, 2006 from 17.3% for the three months ended September 30, 2005. This decrease was due to the impending sale and closure of The Sands.

Operating Expenses

Casino expenses decreased by 11.7% to $11.3 million, or 30.3% of casino revenues, for the three months ended September 30, 2006 from $12.8 million, or 32.5% of casino revenues, for the three months ended September 30, 2005. The decrease in casino expenses was primarily due to decreased gaming revenue taxes, regulatory fees and employee benefits.

Hotel expenses decreased 7.7% to $1.2 million, or 30.8% of hotel revenues, for the three months ended September 30, 2006 from $1.3 million, or 35.1% of hotel revenues, for the three months ended September 30, 2005. The decrease was primarily due to decreased payroll and benefits.

Food and beverage expenses decreased 19.2% to $2.1 million, or 38.2% of food and beverage revenues, for the three months ended September 30, 2006 from $2.6 million, or 36.1% of food and beverage revenues, for the three months ended September 30, 2005. The decrease was primarily due to decreased cost of goods sold associated with the decline in food and beverage revenue.

Other expenses decreased 50.0% to $0.2 million, or 40.0% of other revenues, for the three months ended September 30, 2006 from $0.4 million, or 44.4% of other revenues, for the three months ended September 30, 2005. The decrease was primarily due to less theater entertainment.

Selling, general, and administrative expenses increased 42.8% to $34.7 million, or 73.5% of gross revenues, for the three months ended September 30, 2006 from $24.3 million, or 47.5% of gross revenues, for the three months ended September 30, 2005. The increase was primarily related to accrued severance costs associated with the pending sale of The Sands.

Depreciation and amortization expense decreased by 37.5% to $2.5 million for the three months ended September 30, 2006 from $4.0 million ended September 30, 2005. The decrease was primarily due to discontinuing depreciation and amortization on the assets related to the impending sale.

Interest Expense

Interest expense in 2006 is primarily due to the accrual of interest on $37.5 million principal amount of 3% notes, the remaining principal outstanding after the conversion of notes by AREP, interest on the outstanding borrowings under the revolving credit facility and the amortization of debt costs associated with the 3% notes. Interest expense decreased by 28.6% to $0.5 million for the three months ended September 30, 2006 from $0.7 million for the three months ended September 30, 2005. The decrease is due to the conversion of approximately $28.8 million and $37.5 million principal amount of 3% notes into our common stock on May 17, 2005 and September 7, 2006, respectively. On September 7, 2006, affiliates of Mr. Icahn, as the majority holder of the 3% notes, elected to cause the conversion of the $37.5 million in outstanding principal amount of the 3% notes into shares of our common stock and the indenture governing such 3% notes was subsequently terminated.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months
	Ended
	September 30,
	2006	2005	% Change
	(in millions)

INCOME STATEMENT DATA:
Revenues:
Casino	$112.3	$114.1	(1.6)%
Hotel	10.1	8.9	13.5%
Food and beverage	14.7	17.5	(16.0)%
Other	1.7	2.6	(34.6)%

Gross revenues	138.8	143.1	(3.0)%
Less promotional allowances	14.8	17.8	(16.9)%

Net revenues	124.0	125.3	(1.0)%

Costs and expenses:
Casino	34.4	36.9	(6.8)%
Hotel	3.8	3.2	18.8%
Food and beverage	6.5	6.0	8.3%
Other operating expenses	0.6	0.9	(33.3)%
Selling, general and administrative	77.3	69.4	11.4%
Depreciation and amortization	10.2	11.9	(14.3)%
Provision for obligatory investments	0.9	0.5	80.0%

Total costs and expenses	133.7	128.8	3.8%

Income (loss) from operations	$(9.7)	$(3.5)	(177.1)%

Gross Revenues

Gross revenues decreased 3.0% to $138.8 million for the nine months ended September 30, 2006 from $143.1 million for the nine months ended September 30, 2005. This decrease was primarily due to the impending sale and closure of The Sands.

Casino Revenues

Casino revenues decreased 1.6% to $112.3 million, or 80.9% of gross revenues, for the nine months ended September 30, 2006 from $114.1 million, or 79.7% of gross revenues, for the nine months ended September 30, 2005. Slot machine revenues were $78.6 million, or 70.0% of casino revenues, and table games revenues were $32.7 million, or 29.1% of casino revenues, for the nine months ended September 30, 2006 compared to $83.0 million and $30.0 million, respectively, for the nine months ended September 30, 2005. Other casino revenues were $1.0 and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in casino revenue was due to lost revenue when the state of New Jersey closed all casinos in July 2006, for the three days during the fourth of July week, traditionally one of the busiest weeks of the year.

Non-Casino Revenues

Hotel revenues increased 13.5% to $10.1 million for the nine months ended September 30, 2006, or 7.3% of gross revenues, from $8.9 million, or 6.2% of gross revenues, for the nine months ended September 30, 2005. This increase was primarily due to 14.3% increase in our average daily room rate partially offset by a small decrease in hotel occupancy rate.

Food and beverage revenues decreased 16.0% to $14.7 million, or 10.6% of gross revenues, for the nine months ended September 30, 2006 from $17.5 million, or 12.2% of gross revenues, for the nine months ended September 30, 2005. This decrease was due to a decrease in the average check amount and a decrease in the number of covers.

Other revenues decreased 34.6% to $1.7 million, or 1.2% of gross revenues, for the nine months ended September 30, 2006 from $2.6 million, or 1.8% of gross revenues, for the nine months ended September 30, 2005. This was due to less theater entertainment.

Promotional Allowances

Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 13.2% for the nine months ended September 30, 2006 from 15.6% for the nine months ended September 30, 2005. This decrease was due to focusing our promotional efforts on more profitable players.

Operating Expenses

Casino expenses decreased by 6.8% to $34.4 million, or 30.6% of casino revenues, for the nine months ended September 30, 2006 from $36.9 million, or 32.3% of casino revenues, for the nine months ended September 30, 2005. The decrease in casino expenses was primarily due to decreased gaming revenue taxes, regulatory fees and employee benefits.

Hotel expenses increased 18.8% to $3.8 million, or 37.6% of hotel revenues, for the nine months ended September 30, 2006 from $3.2 million, or 36.0% of hotel revenues, for the nine months ended September 30, 2005. The increase was primarily due to costs associated with the pending sale of The Sands.

Food and beverage expenses increased 8.3% to $6.5 million, or 44.2% of food and beverage revenues, for the nine months ended September 30, 2006 from $6.0 million, or 34.3% of food and beverage revenues, for the nine months ended September 30, 2005. The increase was primarily due to increased union benefits.

Other expenses decreased 33.3% to $0.6 million, or 35.3% of other revenues, for the nine months ended September 30, 2006 from $0.9 million, or 34.6% of other revenues, for the nine months ended September 30, 2005.

Selling, general, and administrative expenses increased 11.4% to $77.3 million, or 55.7% of gross revenues, for the nine months ended September 30, 2006 from $69.4 million, or 48.5% of gross revenues, for the nine months ended September 30, 2005. The increase was primarily related to accrued severance costs associated with the pending sale of The Sands.

Depreciation and amortization expense decreased by 14.3% to $10.2 million for the three months ended September 30, 2006 from $11.9 million ended September 30, 2005. The decrease was primarily due to discontinuing depreciation and amortization on the assets related to the impending sale.

Interest Expense

Interest expense in 2006 is primarily due to the accrual of interest on $37.5 million principal amount of 3% notes, the remaining principal outstanding after the conversion of notes by AREP, interest on the outstanding borrowings under the revolving credit facility and the amortization of debt costs associated with the 3% notes. Interest expense decreased by 66.0% to $1.8 million for the nine months ended September 30, 2006 from $5.3 million for the nine months ended September 30, 2005. The decrease is due to the conversion of approximately $28.8 million and $37.5 million principal amount of 3% notes into our common stock on May 17, 2005 and September 7, 2006, respectively. On September 7, 2006, affiliates of Mr. Icahn, as the majority holder of the 3% notes, elected to cause the conversion of the $37.5 million in outstanding principal amount of the 3% notes into shares of our common stock and the indenture governing such 3% notes was subsequently terminated.

Financial Condition

Liquidity and Capital Resources

Our primary source of cash is from the operation of The Sands. At September 30, 2006, we had cash and cash equivalents of $19.9 million. For the nine months ended September 30, 2006, net cash provided by operating activities totaled approximately $14.1 million compared to approximately $7.2 million for the nine months ended September 30, 2005.

Our primary use of cash is for capital spending. Capital spending was approximately $3.9 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively. We believe operating cash flows will be adequate to meet our anticipated future requirements for working capital through the closing date of the sale agreement with Pinnacle.

We are required by the Casino Control Commission to make certain quarterly deposits based on gross revenues with the Casino Reinvestment Development Authority in lieu of a certain investment alternative tax. Deposits for the nine months ended September 30, 2006 amounted to $1.6 million compared to $1.7 million for the nine months ended September 30, 2005.

On September 5, 2006, the holders of a majority of the outstanding principal amount of the 3% notes elected to require us to immediately pay all outstanding 3% notes in shares of our common stock and the $37.5 million principal amount of outstanding 3% notes and related accrued interest, were converted into 2,468,884 shares of our common stock (or the right to receive such shares upon the surrender of the 3% notes).

Both the indenture governing our 3% Notes due 2008 and our existing line of credit have been terminated; accordingly the liens securing each obligation have also been terminated and released.

On June 5, 2006, ACE Gaming entered into a call agreement, the Option Agreement, with American Real Estate Holdings Limited Partnership, or AREH, pursuant to which AREH granted ACE Gaming the option to acquire all of its membership interests in AREP Boardwalk Properties, LLC, or AREP Boardwalk. AREP Boardwalk purchased 7.7 acres of land adjacent to the Sands property, or the Traymore Site, on May 19, 2006 and has an arrangement with ACE Gaming to manage the surface parking lots on its behalf. The Option Agreement allows ACE Gaming to exercise its option at any time until 5:00 PM on June 5, 2007. The Option Agreement provides that the purchase price of the membership interests underlying the option set forth therein is the sum of $61 million (the price paid by AREP Boardwalk to acquire the Traymore Site), the Traymore Closing Costs (as defined in the Option Agreement), the Traymore Financing Costs (as defined in the Option Agreement); and the Operating Costs (as defined in the Option Agreement), plus, in each case, interest thereon at a rate of 8% per annum less any revenue received by AREP Boardwalk or AREH from the Traymore Site. As part of the sale agreement with Pinnacle, this call agreement will be transferred to Pinnacle upon the consummation of the sale of ACE Gaming.

Recently Issued Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. We believe that the adoption of SAB No. 108 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

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

We do not have any credit facilities or long-term debt that subject us to interest rate fluctuations.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

Item 4.	Controls and Procedures

As of September 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 13, 2006, the Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, Inc., or GBH, was granted standing by the Bankruptcy Court to commence litigation in the name of GBH against us, ACE Gaming, AREP and other entities affiliated with Mr. Icahn as well as the directors of GBH. The claims the Committee intends to bring include a challenge to the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE Gaming, the exchange of certain of GBH’s notes for the 3% notes, and AREP owning approximately 58.2% of the outstanding shares of our common stock.

We challenged our property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. We are currently determining whether to appeal this decision. This decision, if upheld, would result in a refund of $3,290,539 plus interest. A trial for tax years 2000 through 2006 is anticipated to be scheduled in the near future. Under the terms of the Agreement, Pinnacle will receive the first $10 million of any refund and any additional amounts would be split between Pinnacle and Atlantic Holdings. As with any litigation there can be no assurance of the ultimate outcome, our ability to collect any judgment which may be awarded, or the terms under which any amount awarded or mutually agreed upon would be paid.

We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risk factors contained in Item 1A of our most recent Annual Report on Form 10-K, please note the following additional risk;

We are in the process of closing The Sands.

Under the terms of the Agreement with Pinnacle, we were required to and have commenced, the shut-down of The Sands and have given notice of termination to our employees. If the sale to Pinnacle is not consummated for any reason, it will have a material adverse effect on Atlantic Holdings and its business and we will continue to incur certain expenses.

Item 4.	Submission of Matters to a Vote of Security Holders

Pursuant to the terms of the Agreement, and as required by Delaware law, stockholder approval of the sale of ACE Gaming was necessary prior to consummation of the transaction. On September 3, 2006, the holders of approximately 58.2% of the outstanding shares of our common stock entitled to vote at a meeting of stockholders by written consent approved:

(i) Atlantic Holdings entering into the Agreement, pursuant to which Atlantic Holdings agreed to sell substantially all of its assets to Pinnacle or its assignee; and

(ii) The directors and officers of Atlantic Holdings taking all actions as may be necessary or advisable to carry out the intent and purpose of the terms of the Agreement

On September 8, 2006 Atlantic Holdings distributed a Notice to Stockholders, pursuant to Section 228(e) of the Delaware General Corporation Law describing the matters that were approved by such written consent of a majority of our stockholders. As a result of a majority of our stockholders acting pursuant to written consent, other stockholders did not have an opportunity to vote for or against the proposed action. Due to the approval of the action by written consent, there were no votes against the matter or deemed to be withheld; also, there were no absentee or broker non-votes for either matter.

Item 6.	Exhibits

The list of exhibits required by item 601 of Regulation S-K and filed as part of this report is set forth in the exhibits index.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST ENTERTAINMENT
HOLDINGS, INC.

/s/  Denise Barton
Denise Barton
Chief Financial Officer

Date: November 9, 2006

EXHIBITS INDEX

Exhibit
No.	Description

10.1	Acquisition Agreement, dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holding, Inc., ACE Gaming, LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC and Mitre Associates LLC (incorporated by reference to Exhibit 2.1 to Atlantic Coast Entertainment Holdings, Inc.’s Form 8-K (SEC File No. 333-110484), filed on September 6, 2006).

31.1	Certification of Principal Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act 2002.