Form 10-K
period 2006-12-31
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2007-03-19
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 333-110484
Atlantic Coast Entertainment Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	54-2131349
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Stratosphere Casino Hotel & Tower	89104
2000 Las Vegas Boulevard South	(Zip Code)
Las Vegas, NV
(Address of principal executive offices)
(702) 380-7777
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§228.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     As of June 30, 2005 there was no public market for the registrant’s equity.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated Filer ☑
     Indicate by check whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at March 14, 2007
Atlantic Coast Entertainment Holdings Inc.	Common stock, $0.01 par value	9,409,825 shares

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2006

PART I
ITEM 1. BUSINESS
General
Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings or the Company, owned and operated The Sands Hotel and Casino, or The Sands, located in Atlantic City, New Jersey, until November 17, 2006, through our wholly-owned subsidiary, ACE Gaming, LLC, or ACE Gaming, a New Jersey limited liability company.
Atlantic Holdings is an indirect subsidiary of, and its ultimate parent is, American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. As of December 31, 2006, affiliates of Mr. Icahn owned 9,813,346 preferred units and 55,655,382 depositary units, which represented approximately 86.5% of the outstanding preferred units and approximately 90.0% of the outstanding depositary units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., or API, AREP’s general partner. AREP is a holding company. Its operations are conducted through its subsidiaries and substantially all of its assets consist of a 99% limited partnership interest in its subsidiary, American Real Estate Holdings Limited Partnership, or AREH. AREH is a holding company for Atlantic Holdings’ operating subsidiaries and investments. The general partner of AREH is API.
Sale of ACE Gaming
On September 3, 2006, the Company, ACE Gaming, AREH and certain other entities affiliated with AREH entered into an acquisition agreement, or the acquisition agreement, with Pinnacle Entertainment, Inc., or Pinnacle, to consummate the sale of our equity interest in ACE Gaming and certain real estate parcels, adjacent to The Sands Hotel and Casino, owned by affiliates of AREH. The transaction closed on November 17, 2006. The terms of the acquisition agreement required us to close The Sands prior to the consummation of the transaction. Accordingly, on November 11, 2006, we closed The Sands and on November 16, 2006, we voluntarily surrendered our gaming license to the New Jersey Casino Control Commission, or the Commission. As a result of this transaction, we no longer have an operating business.
The total consideration paid pursuant to the Agreement was approximately $275 million (of which approximately $201 million was paid to the Company and the balance to AREH and certain of its affiliates for the adjacent properties). Under the terms of the acquisition agreement and an escrow agreement, or the Pinnacle escrow agreement, dated as of November 17, 2006, by and between the Company and Pinnacle, the Company and Pinnacle agreed that $50 million of the purchase price would be deposited in escrow pending satisfaction of certain conditions. Pursuant to an indemnification agreement, or the indemnification agreement, dated as of September 3, 2006, and an escrow agreement, or the AREH escrow agreement, dated as of November 17, 2006, each with AREH, the Company deposited the net proceeds from the sale of ACE Gaming into escrow. The Pinnacle escrow agreement amount of $50 million was released on February 28, 2007 and the funds are now subject to the AREH escrow agreement. AREH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. Our primary source of income will be earnings on the proceeds from the sale.
Under the terms of the indemnification agreement and the AREH escrow agreement, the proceeds of the sale of ACE Gaming were deposited into escrow and portions may be released to the Company upon the earlier of: the Company being obligated to make a payment to Pinnacle under the terms of the acquisition agreement, the Company being obligated to make a payment to AREH as a result of AREH being obligated to indemnify Pinnacle under the terms of the acquisition agreement, or the later of (a) April 17, 2008, provided that any and all outstanding claims under the acquisition agreement for which notice has been given have been fully discharged and certain obligations under the acquisition agreement have expired and (b) the termination of the Pinnacle escrow. As a result of the cash proceeds being held in escrow, we do not have access to such cash proceeds nor do we have the ability to determine the investment strategy or the right to declare a dividend or distribution of such proceeds. Both AREH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. We do not know when or if the cash proceeds will be released from escrow and cannot give any assurances that we will make any distributions of such cash when it is released from escrow.

Formation of the Company and Background
The following discussion is a description of our formation and business prior to the sale of ACE Gaming.
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
In connection with the transfer of the assets and certain liabilities of GB Holdings, including those of GBHC, to us, we issued 2,882,837 shares of our common stock to GBHC, which, following the merger of GBHC and GB Holdings, became the sole asset of GB Holdings. Substantially all of the assets and liabilities of GB Holdings and GBHC (with the exception of the remaining 11% notes and accrued interest thereon, the shares of our common stock and the related pro rata share of deferred financing costs) were transferred to us. The Sands’ New Jersey gaming license was transferred to ACE Gaming in accordance with the approval of the Commission. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby we will initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. We did not record any gain or loss relating to the transfer.
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
On May 17, 2005, holders of a majority of aggregate principal amount of 3% notes elected to allow holders of such notes to convert the notes, in whole or in part, into shares of Atlantic Holdings common stock. Following this election, AREP, which owned an aggregate of $63.9 million principal amount of the 3% notes, elected to convert $28.8 million principal amount of our 3% notes and accrued interest thereon, into 1,898,181 shares of our common stock. Following such conversion, the warrants became exercisable into shares of Atlantic Holdings common stock. Our board of directors may limit the exercise period by providing ninety day written notice of cancellation.
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
On September 29, 2005, GB Holdings filed a voluntary petition for reorganization under Chapter 11of the U.S. Bankruptcy Code. On October 13, 2006, an Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, was formed and was granted standing by the Bankruptcy Court to commence litigation in the name of GB Holdings against us, ACE Gaming and other entities affiliated with Mr. Icahn, as well as the directors of GB Holdings. The Committee originally filed an objection to the allowance of our claims against GB Holdings. The committee also challenged certain parts of the Transaction. Mr. Icahn and affiliates maintained ownership of 7,748,744 shares of GB Holdings common stock. The Bankruptcy Court placed the consideration of the Committee’s Proposed Plan of Liquidation and Disclosure Statement in abeyance until the resolution of the proposed litigation.
On September 6, 2006, holders of a majority of the outstanding principal amount of the 3% notes directed the Company to immediately convert all outstanding 3% notes into shares of our common stock. As a result, affiliates of Mr. Icahn converted $35.1 million of our 3% notes to 2,314,986 shares of our common stock and the remaining holders of $2.3 million converted to 153,898 shares of our common stock. As a result of such conversion, the indenture governing our 3% notes was deemed satisfied pursuant to its terms and Wells Fargo Bank National Association, as trustee, terminated the liens on our assets and on the assets of ACE Gaming. As a result of the above described transactions, on December 31, 2006, affiliates of Mr. Icahn owned an aggregate of 6,344,071 shares and GB Holdings owned 2,882,938 shares of our outstanding common stock.
During the fourth quarter of 2006, entities affiliated with Mr. Icahn entered into a term sheet, or the term sheet, with the Committee, GB Holdings and Robino Stortini Holdings LLC, or RSH, which outlined the resolution of Claims relating to the July 2004 transactions. In 2005, RSH filed an action in Delaware Chancery Court, claiming to hold a beneficial interest in shares of stock and GB Holdings. The provisions of the term sheet were incorporated in the Committee’s Eighth Modified Chapter 11 Plan of Liquidation of GB Holdings, or the Plan. On January 30, 2007, the Bankruptcy Court approved the Plan. On February 22, 2007, in accordance with the Plan, AREH acquired (1) all of our common stock owned by GB Holdings for a cash payment of approximately $52 million and in satisfaction of all claims arising under the Loan and Security Agreement, dated as of July 25, 2005, between GB Holdings and Icahn affiliates and (2) all of the warrants to acquire our common stock and our common stock owned by RSH for a cash payment of $3.7 million. In accordance with the Plan, GB Holdings used the $52 million to pay amounts owed to its creditors, including the holders of GB Holding’s 11% notes and holders of administrative claims and to establish an approximately $330,000 fund to be distributed pro rata to holders of equity interests in GB Holdings other than Icahn affiliated entities. In addition, we and other Icahn affiliated entities received releases of all direct and derivative claims that could be asserted by GB Holdings, its creditors and stockholders, including RSH. As a result of the approval of the plan by the Bankruptcy Court and the subsequent consummation of the transactions set forth in the Plan, management believes that all claims against us in connection with the GB Holdings bankruptcy have been resolved.
Pursuant to the Plan, AREP acquired 2,882,938 shares of our common stock from GB Holdings and warrants to acquire approximately 163,000 shares of our common stock from RSH, and upon exercise of such warrants AREH will own approximately 9,389,511 shares of our common stock, representing approximately 93.9% of our common stock on a fully diluted basis.
Basis of Presentation
Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remained under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for the years ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
In addition, the combined financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities of GB Holdings that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. In addition, to the 2,882,938 shares of our common stock, the assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

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
As discussed previously we sold our operating assets on November 17, 2006. The financial statements have not been presented on a discontinued operations basis due to us selling our entire operations; as a result the financial statements reflect the results of ACE Gaming’s operations through November 17, 2006, the date we sold our operating assets.
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
Item 1A. Risk Factors
We are a shell company, our primary asset is cash and our sole source of revenue is interest from the escrow in which the cash was deposited.
On November 17, 2006, we consummated the transactions set forth in the acquisition agreement and sold our primary asset, the membership interests in ACE Gaming, to Pinnacle for cash. Cash is our primary asset and therefore, our sole source of revenue is interest that the cash earns in the escrow account. As a result of cash being our primary asset, we are considered a shell company under Rule 12(b)-2 of the Securities Exchange Act of 1934, as amended, and we may be subject to additional limitations or obligations.
Our primary asset is cash which has been deposited into an escrow account pursuant to the terms of an indemnification agreement and escrow agreement.
Under the terms of the indemnification agreement and the AREH escrow agreement, the proceeds of the sale of ACE Gaming were deposited into escrow and portions may be released to the Company upon the earlier of: the Company being obligated to make a payment to Pinnacle under the terms of the acquisition agreement, the

Company being obligated to make a payment to AREH as a result of AREH being obligated to indemnify Pinnacle under the terms of the acquisition agreement, or the later of (a) April 17, 2008, provided that any and all outstanding claims under the acquisition agreement for which notice has been given have been fully discharged and certain obligations under the acquisition agreement have expired and (b) the termination of the Pinnacle escrow. As a result of the cash proceeds being held in escrow, we do not have access to such cash proceeds nor do we have the ability to determine the investment strategy or the right to declare a dividend or distribution of such proceeds. Both AREH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. We do not know when or if the cash proceeds will be released from escrow and cannot give any assurances that we will make any distributions of such cash when it is released from escrow.
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
In connection with the Plan, AREP acquired 2,882,938 shares of our common stock from GB Holdings and warrants to acquire approximately 163,000 shares of our common stock from RSH, and upon exercise of such warrants AREH will own approximately 9,389,511 shares of our common stock, representing approximately 93.9% of our common stock on a fully diluted basis.
All of the members of our board of directors are also directors of AREP. These directors have obligations to us as well as to AREP and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. We cannot assure you that any conflicts between us and AREP will be resolved in our favor.
Item 1B. Unresolved Staff Comments
There are no unresolved staff comments.
ITEM 2. PROPERTIES
We do not own any property, other than a warehouse in Little Egg Harbor, New Jersey, which we received from ACE Gaming prior to the consummation of the transactions set forth in the acquisition agreement. The warehouse is subject to a contract for sale, but we cannot provide any assurance or expectation as to when, or if, such sale will be consummated.
ITEM 3. LEGAL PROCEEDINGS
On October 13, 2006, the Committee was granted standing by the Bankruptcy Court to commence litigation in the name of GB Holdings against us, ACE Gaming, AREP and other entities affiliated with Mr. Icahn as well as the directors of GB Holdings. During the fourth quarter of 2006 certain affiliates of Mr. Icahn, the Committee, GB Holdings and RSH, executed the term sheet, to resolve all claims relating to the Transaction. In connection with the Plan, on February 22, 2007, GB Holdings and its creditors and stockholders released us, our former subsidiary ACE Gaming, Pinnacle and various other parties from all claims and causes of action including, but not limited to, claims and causes of action arising in connection with: the Transaction, in which we and ACE Gaming acquired the assets of GB Holdings; the sale of ACE Gaming to Pinnacle; and, various other matters. Pursuant to the Plan, one or more affiliates of Mr. Icahn acquired all of the Atlantic Holdings common stock owned by GB Holdings and RSH and all Atlantic Holdings warrants owned by RSH for cash payments.
ACE Gaming challenged its property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. Subsequently, ACE Gaming entered into a settlement agreement with the City of Atlantic City for all years, 1996 through 2006. The settlement provides for $21 million to be paid to ACE Gaming, with $5 million of that amount having been received as a lump sum in February 2007 and the remaining $16 million to be received by ACE Gaming in the form of real estate tax credits, or cash payments, with payment in full to be received by the end of the third quarter 2011. Pursuant to the acquisition agreement, after the payment of legal fees and the retention of certain monies by Pinnacle, the Company received approximately $8.3 million as final payment in February 2007.
In connection with the sale of ACE Gaming to Pinnacle, Pinnacle has requested a post-closing adjustment to reduce the purchase price by approximately $965,000. We have disagreed with their proposed adjustment with respect to approximately $707,000 of this amount, and unless we can resolve the $707,000 in dispute, the amount in dispute will be referred to an accounting firm for resolution in accordance with the terms of the acquisition agreement.
We were, from time to time, parties to various legal proceedings arising out of our operating business which ceased on November 17, 2006. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business, financial condition, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2006, the Company did not submit any matter to a stockholder vote.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
Atlantic Holdings’ voting securities consist of an aggregate of 9,409,825 shares of common stock with a par value of $0.01 per share. As of March 14, 2007, there is no established public trading market for our common stock. Atlantic Holdings has no subsidiaries.
We have not paid any cash dividends in the past and have no current intentions to pay any cash dividends in the future.
ITEM 6. SELECTED FINANCIAL DATA
The following table summarizes certain selected historical consolidated financial data of Atlantic Holdings and is qualified in its entirety by, and should be read in conjunction with, Atlantic Holdings’ Consolidated Financial Statements and related Notes thereto contained elsewhere herein. The data as of December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from the audited consolidated financial statements of Atlantic Holdings at those dates and for those periods.
Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remained under common control for accounting purposes after the Transaction, the accompanying consolidated financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The consolidated financial statements for each of the years in the three-year period ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2002 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share data)
Income Statement Data:
Gross revenues	$155,483	$184,114	$194,389	$191,683	$213,273
Less promotional allowances	17,106	21,775	23,146	23,934	23,356

Net Revenues	138,377	162,339	171,243	167,749	189,917

Cost and expenses:
Operating expenses	140,968	151,765	152,949	154,976	168,872
Depreciation and amortization	10,186	15,960	14,898	14,123	13,292
Provision for obligatory investments	862	732	1,165	1,434	1,521
Loss on impairment of fixed assets	—	—	—	—	1,282
(Gain) loss on disposal of fixed assets	(37,935)	(6)	152	28	185

Total expenses	114,081	168,451	169,164	170,561	185,152

Income (loss) from operations	24,296	(6,112)	2,079	(2,812)	4,765

Non-Operating Income (expense):
Interest income	2,155	599	345	341	445
Interest expense	(1,855)	(5,915)	(8,883)	(12,581)	(12,195)
Debt restructuring costs	—	(23)	(2,759)	(1,843)	—

Total non-operating expense, net	300	(5,339)	(11,297)	(14,083)	(11,750)

Income (loss) before income taxes	24,596	(11,451)	(9,218)	(16,895)	(6,985)
Income tax (provision) benefit	15,236	(1,002)	(1,044)	(862)	(784)

Net Income (loss )	$39,832	$(12,453)	$(10,262)	$(17,757)	$(7,769)

Income (loss) per common share — basic	$5.17	$(2.30)	$(3.56)	$(6.16)	$(2.69)

Income (loss) per common share — diluted	$3.98	$—	$—	$—	$—

Weighted average common shares outstanding	7,704,093	5,413,431	2,882,938	2,882,938	2,882,938
Fully diluted shares outstanding	10,000,000	—	—	—	—
Other Financial Data:
Capital Expenditures	$4,113	$4,188	$17,378	$12,825	$14,058

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Total assets	$218,470	$204,668	$216,789	$211,010	$212,922
Total current debt and line of credit	—	3,548	—	—	—
Total current portion capital leases	—	310	248	—	—
Total non-current capital leases	—	251	432	—	—
Total long-term debt	—	37,459	66,259	110,000	110,000
Shareholder’s equity	217,771	138,092	123,603	53,359	71,115
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Due to the closure of The Sands and subsequent sale of our equity interests in ACE Gaming, on November 17, 2006, our discussion below is historical in nature and does not discuss future results or trends and uncertainties related to that business.
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
Sale of ACE Gaming
On September 3, 2006, the Company, ACE Gaming, AREH and certain other entities affiliated with AREH entered into the acquisition agreement, with Pinnacle, to consummate the sale of our equity interest in ACE Gaming and certain real estate parcels, adjacent to The Sands, owned by affiliates of AREH. The transaction closed on November 17, 2006. The terms of the acquisition agreement required us to close The Sands prior to the consummation of the transaction. Accordingly, on November 11, 2006, we closed The Sands and on November 16, 2006, we voluntarily surrendered our gaming license to the Commission. As a result of this transaction, we no longer have an operating business.
The total consideration paid pursuant to the acquisition agreement was approximately $275 million (of which approximately $201 million was paid to the Company and the balance to AREH and certain of its affiliates for the adjacent properties). Under the terms of the acquisition agreement and the Pinnacle escrow agreement, the Company and Pinnacle agreed that $50 million of the purchase price would be deposited in escrow pending satisfaction of certain conditions. Pursuant to the indemnification agreement, the AREH escrow agreement, the Company deposited the net proceeds from the sale of ACE Gaming into escrow. The Pinnacle escrow agreement amount of $50 million was released on February 28, 2007 and the funds are now subject to the AREH escrow agreement. Both AREH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. Our primary source of income will be earnings on the proceeds from the sale.
Under the terms of the indemnification agreement and the AREH escrow agreement, the proceeds of the sale of ACE Gaming were deposited into escrow and portions may be released to the Company upon the earlier of: the Company being obligated to make a payment to Pinnacle under the terms of the acquisition agreement, the Company being obligated to make a payment to AREH as a result of AREH being obligated to indemnify Pinnacle under the terms of the acquisition agreement, or the later of (a) April 17, 2008, provided that any and all outstanding claims under the acquisition agreement for which notice has been given have been fully discharged and certain obligations under the acquisition agreement have expired and (b) the termination of the Pinnacle escrow. As a result of the cash proceeds being held in escrow, we do not have access to such cash proceeds nor do we have the ability to determine the investment strategy or the right to declare a dividend or distribution of such proceeds. Both AREH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. We do not know when or if the cash proceeds will be released from escrow and cannot give any assurances that we will make any distributions of such cash when it is released from escrow.
The Transaction and Conversion of our 3% Notes
We were incorporated in Delaware on October 31, 2003 and were a wholly-owned subsidiary of GBHC, which was a wholly-owned subsidiary of GB Holdings. Until July 22, 2004, GBHC was the owner and operator of The Sands. ACE Gaming was formed in November 2003 to own and operate The Sands. Atlantic Holdings and ACE Gaming were formed in connection with the Transaction, which included a consent solicitation and offer to exchange, in which holders of $110 million of the 11% notes were given the opportunity to exchange the 11% notes, on a dollar for dollar principal basis, for the 3% notes, and $100 per $1,000 of principal amount of 11% notes exchanged. The Transaction was consummated on July 22, 2004 and included, among other things the transfer of substantially all of the assets and certain liabilities of GB Holdings and GBHC to Atlantic Holdings. The 3% notes were guaranteed by ACE Gaming. We had limited operating activities prior to July 22, 2004. The exchange was consummated on July 22, 2004, and holders of $66.3 million principal amount of the 11% notes exchanged those notes for $66.3 million principal amount of our 3% notes. At the election of the holders of a majority in principal amount of our outstanding 3% notes, each $1,000 principal amount of the 3% notes was payable in or convertible into 65.90909 shares of our common stock, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% notes that tendered in the consent solicitation and offer to exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the 11% notes tendered, plus accrued, but unpaid, interest ($2.3 million) on the 11% notes tendered, which amounts were paid at the consummation of the Transaction. As part of the Transaction, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the transaction. The warrants allow the holders to purchase from us, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of our common stock and were only exercisable following the earlier of (a) either the 3% notes being paid in cash or upon conversion, in whole or in part, into our common stock, (b) payment in full of the outstanding principal of the 11% notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director) that the warrants may be exercised. Also on July 22, 2004, in connection with the consummation of the Transaction and the consent solicitation and offer to exchange, GB Property Funding Corp. and GBHC merged into GB Holdings, with GB Holdings as the surviving entity.
In connection with the transfer of the assets and certain liabilities of GB Holdings, including those of GBHC, to us, we issued 2,882,837 shares of our common stock to GBHC, which, following the merger of GBHC and GB Holdings, became the sole asset of GB Holdings. Substantially all of the assets and liabilities of GB Holdings and GBHC (with the exception of the remaining 11% notes and accrued interest thereon, the shares of our common stock and the related pro rata share of deferred financing costs) were transferred to us. The Sands’ New Jersey gaming license was transferred to ACE Gaming in accordance with the approval of the Commission. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby we will initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. We did not record any gain or loss relating to the transfer.
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
On May 17, 2005, holders of a majority of aggregate principal amount of 3% notes elected to allow holders of such notes to convert the notes, in whole or in part, into shares of Atlantic Holdings common stock. Following this election, AREP, which owned an aggregate of $63.9 million principal amount of the 3% notes, elected to convert $28.8 million principal amount of our 3% notes and accrued interest thereon, into 1,898,181 shares of our common stock. Following such conversion, the warrants became exercisable into shares of Atlantic Holdings common stock. Our board of directors may limit the exercise period by providing ninety day written notice of cancellation.
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
On September 29, 2005, GB Holdings filed a voluntary petition for reorganization under Chapter 11of the U.S. Bankruptcy Code. On October 13, 2006, the Committee was formed and was granted standing by the Bankruptcy Court to commence litigation in the name of GB Holdings against us, ACE Gaming and other entities affiliated with Mr. Icahn, as well as the directors of GB Holdings. The Committee originally filed an objection to the allowance of our claims against GB Holdings. The committee also challenged certain parts of the Transaction. Mr. Icahn and affiliates maintained ownership of 7,748,744 shares of GB Holdings common stock. The Bankruptcy Court placed the consideration of the Committee’s Proposed Plan of Liquidation and Disclosure Statement in abeyance until the resolution of the proposed litigation.
On September 6, 2006, holders of a majority of the outstanding principal amount of the 3% notes directed the Company to immediately convert all outstanding 3% notes into shares of our common stock. As a result, affiliates of Mr. Icahn converted $35.1 million of our 3% notes to 2,314,986 shares of our common stock and the remaining holders of $2.3 million converted to 153,898 shares of our common stock. As a result of such conversion, the indenture governing our 3% notes was deemed satisfied pursuant to its terms and Wells Fargo Bank National Association, as trustee, terminated the liens on our assets and on the assets of ACE Gaming. As a result of the above described transactions, on December 31, 2006, affiliates of Mr. Icahn owned an aggregate of 6,344,071 shares and GB Holdings owned 2,882,938 shares of our outstanding common stock.
During the fourth quarter of 2006, entities affiliated with Mr. Icahn entered into the term sheet which outlined the resolution of Claims relating to the Transactions. The provisions of the term sheet were incorporated into the Plan. On January 30, 2007, the Bankruptcy Court approved the Plan. On February 22, 2007, in accordance with the Plan, AREH acquired (1) all of our common stock owned by GB Holdings for a cash payment of approximately $52 million and in satisfaction of all claims arising under the Loan and Security Agreement, dated as of July 25, 2005, between GB Holdings and Icahn affiliates and (2) all of the warrants to acquire our common stock and our common stock owned by RSH for a cash payment of $3.7 million. In accordance with the Plan, GB Holdings used the $52 million to pay amounts owed to its creditors, including the holders of GB Holding’s 11% notes and holders of administrative claims and to establish an approximately $330,000 fund to be distributed pro rata to holders of equity interests in GB Holdings other than Icahn affiliated entities. In addition, we and other Icahn affiliated entities received releases of all direct and derivative claims that could be asserted by GB Holdings, its creditors and stockholders, including RSH. As a result of the approval of the plan by the Bankruptcy Court and the subsequent consummation of the transactions set forth in the Plan, management believes that all claims against us in connection with the GB Holdings bankruptcy have been resolved.
Pursuant to the Plan, AREP acquired 2,882,938 shares of our common stock from GB Holdings and warrants to acquire approximately 163,000 shares of our common stock from RSH, and upon exercise of such warrants AREH will own approximately 9,389,511 shares of our common stock, representing approximately 93.9% of our common stock on a fully diluted basis.
Financial Statements Presentation
Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remained under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for the year ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
In addition, the combined financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities of GB Holdings that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. In addition, to the 2,882,938 shares of our common stock, the assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

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
As discussed previously we sold our operating assets on November 17, 2006. The financial statements have not been presented on a discontinued operations basis due to us selling our entire operations; as a result the financial statements reflect the results of ACE Gaming’s operations through November 17, 2006, the date we sold our operating assets.
Overview
We generated revenues primarily from gaming operations at The Sands, located in Atlantic City, New Jersey. Our other business activities, including hotel, entertainment, retail store, food and beverage operations, also generated revenues, which are nominal in comparison to revenues generated by the gaming operations. The non-gaming operations primarily supported the gaming operation by providing complimentary goods and services to gaming patrons. We competed in a capital intensive industry that required continual reinvestment in its facilities.
We used certain key measurements to evaluate operating revenue. Casino revenue measurements included “table games drop” and “slot coin-in” which are measures of the total amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot coin-in that is won by the casino and recorded as casino revenue. Hotel revenue measurements included hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements included number of covers, which is the number of guest checks and the average check amount.
Results of Operations

	Years Ended December 31,			2006 to 2005	2005 to 2004
	2006	2005	2004	% Change	% Change
	(in millions)

Income Statement Data:
Revenues:
Casino	$125.3	$146.9	$157.6	-14.7%	-6.8%
Hotel	11.5	12.1	10.9	-5.0%	11.0%
Food and beverage	16.7	21.9	21.9	-23.7%	0.0%
Other	2.0	3.2	3.9	-37.5%	-17.9%

Gross revenues	155.5	184.1	194.3	-15.5%	-5.2%
Less promotional allowances	17.1	21.8	23.1	-21.6%	-5.6%

Net revenues	138.4	162.3	171.2	-14.7%	-5.2%

Costs and expenses:
Casino	40.2	47.6	50.5	-15.5%	-5.7%
Hotel	4.4	4.8	3.4	-8.3%	41.2%
Food and beverage	7.3	8.5	7.9	-14.1%	7.6%
Other operating expenses	0.6	1.3	0.9	-53.8%	44.4%
Selling, general and administrative	88.4	89.5	90.4	-1.2%	-1.0%
Depreciation and amortization	10.2	16.0	14.9	-36.3%	7.4%
Provision for obligatory investments	0.9	0.7	1.2	28.6%	-41.7%
Gain on sale of assets	(37.9)	—	—	-100.0%	0.0%

Total costs and expenses	114.1	168.4	169.2	-32.2%	-0.5%

Income (loss) from operations	$24.3	$(6.1)	$2.0	498.4%	-405.0%

Year Ended December 31, 2006 compared to Year Ended December 31, 2005
Gross Revenues
Gross revenues decreased 15.5% to $155.5 million for the year ended December 31, 2006 from $184.1 million for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands.
Casino Revenues
Casino revenues decreased 14.7% to $125.3 million, or 80.6% of gross revenues, for the year ended December 31, 2006 from $146.9 million, or 79.8% of gross revenues, for the year ended December 31, 2005. Slot machine revenues were $88.8 million, or 70.9% of casino revenues, and table games revenues were $35.5 million, or 28.3% of casino revenues, for the year ended December 31, 2006 compared to $106.8 million and $38.7 million, respectively, for the year ended December 31, 2005. Other casino revenues were $1.0 and $1.4 million for the year ended December 31, 2006 and 2005, respectively. This decrease was primarily due to closure of The Sands.
Non-Casino Revenues
Hotel revenues decreased 5.0% to $11.5 million for the year ended December 31, 2006, or 7.4% of gross revenues, from $12.1 million, or 6.6% of gross revenues, for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands.
Food and beverage revenues decreased 23.7% to $16.7 million, or 10.7% of gross revenues, for the year ended December 31, 2006 from $21.9 million, or 11.9% of gross revenues, for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands.
Other revenues decreased 37.5% to $2.0 million, or 1.3% of gross revenues, for the year ended December 31, 2006 from $3.2 million, or 1.7% of gross revenues, for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 13.6% for the year ended December 31, 2006 from 14.8% for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands.
Operating Expenses
Casino expenses decreased by 15.5% to $40.2 million, or 32.1% of casino revenues, for the year ended December 31, 2006 from $47.6 million, or 32.4% of casino revenues, for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands.
Hotel expenses decreased 8.3% to $4.4 million, or 38.3% of hotel revenues, for the year ended December 31, 2006 from $4.8 million, or 39.7% of hotel revenues, for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands.
Food and beverage expenses decreased 14.1% to $7.3 million, or 43.7% of food and beverage revenues, for the year ended December 31, 2006 from $8.5 million, or 38.8% of food and beverage revenues, for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands.
Other expenses decreased 53.8% to $0.6 million, or 30.0% of other revenues, for the year ended December 31, 2006 from $1.3 million, or 40.6% of other revenues, for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands.
Selling, general, and administrative expenses decreased 1.2% to $88.4 million, or 56.8% of gross revenues, for the year ended December 31, 2006 from $89.5 million, or 48.6% of gross revenues, for the year ended December 31, 2005. This decrease was primarily due to closure of The Sands offset by severance and other costs related to the closure.

Interest Expense
Interest expense in 2006 is primarily due to the accrual of interest on $37.5 million principal amount of 3% notes, the remaining principal outstanding after the conversion of notes by AREP, interest on the outstanding borrowings under the revolving credit facility and the amortization of debt costs associated with the 3% notes. Interest expense decreased by 67.8% to $1.9 million for the year ended December 31, 2006 from $5.9 million for the year ended December 31, 2005. The decrease is due to the conversion of approximately $28.8 million and $37.5 million principal amount of 3% notes into our common stock on May 17, 2005 and September 7, 2006, respectively. On September 6, 2006, holders of a majority of the outstanding principal amount of the 3% notes directed the company to immediately convert all outstanding principal amount of the 3% notes into shares of our common stock. The indenture governing such 3% notes was subsequently terminated.
Income Taxes
We account for income tax assets and liabilities in accordance with SFAS No. 109 which requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this criterion, Management has determined that the realization of certain of the Company’s deferred tax assets is more likely than not and, as such, has reduced the valuation allowance on those deferred tax assets at December 31, 2006. The net change in the valuation allowance for deferred income tax assets was a decrease of $25.7 million in 2006.
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
Financial Condition
Liquidity and Capital Resources
Our primary source and use of cash through November 17, 2006 was from the operation of The Sands. Our primary source of cash for future periods is expected to be derived from interest earned on the proceeds from the sale of The Sands and our use is expected to be for administrative expenses to operate Atlantic Holdings.
At December 31, 2006, we had cash and cash equivalents of $1.3 million and restricted cash of $200.5 million. For the year ended December 31, 2006, net cash provided by operating activities totaled approximately $6.6 million compared to approximately $6.2 million and $8.8 million net cash provided by operating activities for the years ended December 31, 2005 and 2004 respectively.

Our capital spending was approximately $4.1 million, $4.2 million and $17.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. We do not expect to make such expenditures in the future due to our closure of The Sands and sale of ACE Gaming.
We were required by the Commission to make certain quarterly deposits based on gross revenues with the Casino Reinvestment Development Authority in lieu of a certain investment alternative tax. Deposits amounted to $1.9 million, $2.2 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Due to our closure of The Sands and sale of ACE Gaming, we are no longer required to make such deposits and pursuant to the acquisition agreement, we have transferred the right to use all existing CRDA deposits to Pinnacle. Also, we do not expect to make such expenditures in the future due to our sale of The Sands.
Pursuant to the terms of a warrant agreement for warrants issued in connection with the Transaction, as a result of the conversion of 3% notes by AREP, since May 17, 2005, holders of our warrants have been able to exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. During 2006, warrants were exercised for an aggregate of 3,512 shares of our common stock.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Contractual Obligations
We have no contractual obligations.
Critical Accounting Policies
As a result of the sale of ACE Gaming, we no longer have an operating business. Our remaining assets and liabilities are summarized as follows (in thousands):

Cash	$1,258
Restricted cash	$200,515
Other current assets	$439
Deferred taxes	$16,258
Accounts payable and accrued expenses	$699
Our future operations for the near term will be interest earned on our restricted cash, utilization of tax assets and general and administrative expenses. Therefore our accounting policies relate primarily to the operations of The Sands for the periods presented and not an indication of future assets, liabilities, revenues or expenses. The accounting policies described herein primarily relate to the historical operations of The Sands.
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
Revenue Recognition. Casino revenue was recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues were net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Gross revenues included the retail value of rooms, food and beverage and other items that were provided to customers on a complimentary basis. Such amounts were then deducted as promotional allowances. Promotional allowances also include incentives for goods and services earned in our slot club and other gaming programs.
We also rewarded customers, through the use of loyalty programs, with points based on amounts wagered, that could be redeemed for a specified period of time for cash and non-cash awards. We deducted the cash incentive amounts from casino revenue.
Slot Club Liability. We used to offer a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. A liability is recorded for the estimate of unredeemed points based upon redemption history at our casino. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Points expired after three months. Slot club liability is included in accrued expenses on the consolidated balance sheet.
Self-Insurance. We retained the obligation for certain losses related to customer’s claims of personal injuries incurred while on our property as well as major medical claims for non-union employees. We accrued for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, and adjusting our estimates and the estimated trends in claim values.
Income Taxes. We account for income tax assets and liabilities in accordance with Statement of Financial Accounting Standards, or SFAS, Accounting for Income Taxes, No. 109.
SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We maintain valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, management takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. Management has determined that the realization of certain of the Company’s deferred tax assets is more likely than not and, as such, has reduced the valuation allowance on those deferred tax assets at December 31, 2006.
Allowance for Obligatory Investments. Prior to the closure of The Sands and subsequent sale of ACE Gaming, we maintained obligatory investment allowances for our investments made in satisfaction of our Casino Reinvestment Development Authority obligation. The obligatory investments may ultimately take the form of Casino Reinvestment Development Authority issued bonds, which bear interest at below market rates, direct investments or donations. Casino Reinvestment Development Authority bonds bear interest at approximately two-thirds of market rates. Management based its reserves on the type of investments the obligation has taken or is expected to take. Management has reserved the predominant balance of its obligatory investments at between 33% and 49%. Pursuant to the acquisition agreement, we have transferred the right to use all existing CRDA deposits to Pinnacle.
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
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.
Interpretation 48 is effective for fiscal years beginning after December 15, 2006. We have not been able to complete our evaluation of the impact of adopting Interpretation 48 and as a result, we are not able to estimate the effect the adoption will have on our financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have any impact on our consolidated financial statements.
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
Item 7a. QUANTITATIVE AND QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We have audited the accompanying consolidated balance sheets of Atlantic Coast Entertainment Holdings, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Entertainment Holdings, Inc. as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, the Company sold a majority of its operating assets on November 17, 2006 and ceased its gaming operations.
/s/ GRANT THORNTON LLP
Reno, Nevada
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Atlantic Coast Entertainment Holdings, Inc.:
We have audited the accompanying combined statements of income, shareholders’ equity and cash flows of Atlantic Coast Entertainment Holdings, Inc. and subsidiary for the year ended December 31, 2004. These combined financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
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
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Atlantic Coast Entertainment Holdings, Inc. and subsidiary for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Short Hills, New Jersey
March 11, 2005

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2006	2005
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,258	$13,711
Restricted Cash	200,515	—
Accounts receivable, net	—	3,745
Deferred tax asset — current	3,641	—
Other current assets	439	10,170

Total current assets	205,853	27,626

Property and equipment, net	—	160,603

Other assets:
Obligatory investments, net	—	12,929
Deferred tax asset — non-current	12,617	—
Deferred financing costs and other assets	—	3,510

Total other assets	12,617	16,439

Total Assets	$218,470	$204,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$1,500
Accounts payable	347	3,746
Accounts payable-related party and accrued expenses	352	15,297
Note payable	—	2,048
Current portion capital leases	—	310

Total current liabilities:	699	22,901

Long-term debt	—	37,459
Non-current capital leases	—	251
Other non-current liabilities	—	5,965

Total Long-Term Liabilities	—	43,675

Total Liabilities	699	66,576

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,389,860 and 6,916,914 shares outstanding	94	69
Additional paid-in capital	227,192	187,304
Warrants outstanding	9,669	9,735
Accumulated deficit	(19,184)	(59,016)

Total shareholders’ equity	217,771	138,092

Total Liabilities and Shareholders’ Equity	$218,470	$204,668

See notes to consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
	(in thousands, except share data)
REVENUES:
Casino	$125,333	$146,851	$157,643
Hotel	11,456	12,062	10,908
Food and beverage	16,703	21,946	21,898
Other	1,991	3,255	3,940

Gross revenues	155,483	184,114	194,389
Less promotional allowances	17,106	21,775	23,146

Net revenues	138,377	162,339	171,243

COSTS AND EXPENSES:
Casino	40,152	47,605	50,467
Hotel	4,372	4,777	3,397
Food and beverage	7,316	8,500	7,930
Other	593	1,343	870
Selling, general and administrative	88,535	89,540	90,285
Depreciation and amortization	10,186	15,960	14,898
Provision for obligatory investments	862	732	1,165
(Gain) loss on disposal of assets	(37,935)	(6)	152

Total costs and expenses	114,081	168,451	169,164

INCOME (LOSS) FROM OPERATIONS	24,296	(6,112)	2,079

OTHER INCOME (EXPENSE):
Interest income	2,155	599	345
Interest expense	(1,855)	(5,915)	(8,883)
Debt restructuring costs	—	(23)	(2,759)

Total other expense, net	300	(5,339)	(11,297)

INCOME (LOSS) BEFORE INCOME TAXES	24,596	(11,451)	(9,218)
Provision (benefit) for income taxes	(15,236)	1,002	1,044

NET INCOME (LOSS)	$39,832	$(12,453)	$(10,262)

Income (loss) per common share — basic	$5.17	$(2.30)	$(3.56)

Income (loss) per common share — diluted	$4.08	$—	$—

Weighted average common shares outstanding	7,704,093	5,413,431	2,882,938

Fully diluted shares outstanding	10,000,000	—	—

See notes to consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOWS

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,832	$(12,453)	$(10,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,186	15,960	14,898
Gain on sale of The Sands	(37,884)	—	—
(Gain) loss on sale or disposal of fixed assets	(51)	(6)	152
Provision for obligatory investments	862	732	1,165
Changes in operating assets and liabilities:
Accounts receivable, net	2,343	1,355	147
Deferred income taxes	(16,258)	—	—
Other current assets	2,913	(2,637)	(1,161)
Other non-current assets	2,561	3,923	589
Accounts payable and accrued expenses	1,189	(2,472)	3,668
Other	941	1,764	(368)

Net Cash Provided by Operating Activities	6,634	6,166	8,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,113)	(4,043)	(16,620)
Increase in restricted cash	(200,515)	—	—
Purchase of obligatory investments	(2,150)	(2,208)	(2,308)
Cash proceeds from sale of The Sands, net of cash sold	191,256	—	—
Cash proceeds from sale of property and equipment	51	6	308
Cash proceeds from sale of obligatory investments	484	139	201

Net Cash Used in Investing Activities	(14,987)	(6,106)	(18,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on line of credit	—	5,500	—
Payments on line of credit	(1,500)	(4,000)	—
Cash transferred from GB Holdings	—	—	16,920
Increase (decrease) in related party payable	(252)	188	—
Proceeds from exercised warrants	—	21	—
Proceeds from note payable	—	2,684	—
Payments on note payable	(2,048)	(636)	—
Payments on capital lease obligation	(300)	(264)	(78)
Cost of issuing new debt	—	—	(6,626)
Return of capital of GB Holdings, Inc.	—	(2,598)	(4,773)

Net Cash Provided by (Used in) Financing Activities	(4,100)	895	5,443

Net increase (decrease) in cash and cash equivalents	(12,453)	955	(4,148)
Cash and cash equivalents — beginning of period	13,711	12,756	16,904

Cash and Cash Equivalents — End of Period	$1,258	$13,711	$12,756

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$82	$337	$8,339

Interest Capitalized	$—	$—	$86

Cash paid during the period for income taxes	$867	$994	$1,051

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exercise of warrants	$66	$33,852	$—

Conversion of notes payable and accrued interest to common stock	$39,822	$29,519	$—

Acquisition of equipment with a capital lease	$—	$145	$758

Assumption of net liabilities by GB Holdings in connection with the Transaction	$—	$—	$68,359

Issuance of 3% notes in exchange for 11% notes	$—	$—	$66,259

See notes to consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

			Additional
	Common Stock		Paid-In-		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
Balances at December 31, 2003	101	$—	$89,660	$—	$(36,301)	$53,359

Assumption of net liabilities by GB Holdings, Inc. and issuance of common stock and warrants in connection with the Transaction	2,882,837	29	41,663	43,587	—	85,279
Return of capital	—	—	(4,773)	—	—	(4,773)
Net loss	—	—	—	—	(10,262)	(10,262)

Balances at December 31, 2004	2,882,938	29	126,550	43,587	(46,563)	123,603

Conversion of 3% notes	1,898,181	19	29,500	—	—	29,519
Exercise of warrants	2,135,795	21	33,852	(33,852)	—	21
Return of capital to GB Holdings, Inc.	—	—	(2,598)	—	—	(2,598)
Net loss	—	—	—	—	(12,453)	(12,453)

Balances at December 31, 2005	6,916,914	69	187,304	9,735	(59,016)	138,092

Conversion of 3% notes	2,468,884	25	39,822	—	—	39,847
Exercise of warrants	4,062	—	66	(66)	—	—
Net income	—	—	—	—	39,832	39,832

Balances at December 31, 2006	9,389,860	$94	$227,192	$9,669	$(19,184)	$217,771

See notes to consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Note 1. Description of Business and Summary of Significant Accounting Policies
The Company
Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings or the Company, owned and operated The Sands Hotel and Casino, or The Sands, located in Atlantic City, New Jersey, until November 17, 2006, through our wholly-owned subsidiary, ACE Gaming, LLC, or ACE Gaming, a New Jersey limited liability company.
Atlantic Holdings is an indirect subsidiary of, and its ultimate parent is, American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. As of December 31, 2006, affiliates of Mr. Icahn owned 9,813,346 preferred units and 55,655,382 depositary units, which represented approximately 86.5% of the outstanding preferred units and approximately 90.0% of the outstanding depositary units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., or API, AREP’s general partner. AREP is a holding company. Its operations are conducted through its subsidiaries and substantially all of its assets consist of a 99% limited partnership interest in its subsidiary, American Real Estate Holdings Limited Partnership, or AREH. AREH is a holding company for Atlantic Holdings’ operating subsidiaries and investments. The general partner of AREH is API.
Sale of ACE Gaming
On September 3, 2006, the Company, ACE Gaming, AREH and certain other entities affiliated with AREH entered into an acquisition agreement, or the acquisition agreement, with Pinnacle Entertainment, Inc., or Pinnacle, to consummate the sale of our equity interest in ACE Gaming and certain real estate parcels, adjacent to The Sands Hotel and Casino, owned by affiliates of AREH. The transaction closed on November 17, 2006. The terms of the acquisition agreement required us to close The Sands prior to the consummation of the transaction. Accordingly, on November 11, 2006, we closed The Sands and on November 16, 2006, we voluntarily surrendered our gaming license to the New Jersey Casino Control Commission, or the Commission. As a result of this transaction, we no longer have an operating business.
The total consideration paid pursuant to the Agreement was approximately $275 million (of which approximately $201 million was paid to the Company and the balance to AREH and certain of its affiliates for the adjacent properties). Under the terms of the acquisition agreement and the escrow agreement, or the Pinnacle escrow agreement, dated as of November 17, 2006, by and between the Company and Pinnacle, the Company and Pinnacle agreed that $50 million of the purchase price would be deposited in escrow pending satisfaction of certain conditions. Pursuant to an indemnification agreement, or the indemnification agreement, dated as of September 3, 2006, and an escrow agreement, or the AREH escrow agreement, dated as of November 17, 2006, each with AREH, the Company deposited the net proceeds from the sale of ACE Gaming into escrow. The Pinnacle escrow agreement amount of $50 million was released on February 28, 2007 and the funds are now subject to the AREH escrow agreement. AREH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. Our primary source of income will be earnings on the proceeds from the sale.
Under the terms of the indemnification agreement and the AREH escrow agreement, the proceeds of the sale of ACE Gaming were deposited into escrow and portions may be released to the Company upon the earlier of: the Company being obligated to make a payment to Pinnacle under the terms of the acquisition agreement, the Company being obligated to make a payment to AREH as a result of AREH being obligated to indemnify Pinnacle under the terms of the acquisition agreement, or the later of (a) April 17, 2008, provided that any and all outstanding claims under the acquisition agreement for which notice has been given have been fully discharged and certain obligations under the acquisition agreement have expired and (b) the termination of the Pinnacle escrow. As a result of the cash proceeds being held in escrow, we do not have access to such cash proceeds nor do we have the ability to determine the investment strategy or the right to declare a dividend or distribution of such proceeds. Both AREH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. We do not know when or if the cash proceeds will be released from escrow and cannot give any assurances that we will make any distributions of such cash when it is released from escrow.
Formation of the Company and Background
The following discussion is a description of our formation and business prior to the sale of ACE Gaming.
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
In connection with the transfer of the assets and certain liabilities of GB Holdings, including those of GBHC, to us, we issued 2,882,837 shares of our common stock to GBHC, which, following the merger of GBHC and GB Holdings, became the sole asset of GB Holdings. Substantially all of the assets and liabilities of GB Holdings and GBHC (with the exception of the remaining 11% notes and accrued interest thereon, the shares of our common stock and the related pro rata share of deferred financing costs) were transferred to us. The Sands’ New Jersey gaming license was transferred to ACE Gaming in accordance with the approval of the Commission. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby we will initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. We did not record any gain or loss relating to the transfer.
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
On May 17, 2005, holders of a majority of aggregate principal amount of 3% notes elected to allow holders of such notes to convert the notes, in whole or in part, into shares of Atlantic Holdings common stock. Following this election, AREP, which owned an aggregate of $63.9 million principal amount of the 3% notes, elected to convert $28.8 million principal amount of our 3% notes and accrued interest thereon, into 1,898,181 shares of our common stock. Following such conversion, the warrants became exercisable into shares of Atlantic Holdings common stock. Our board of directors may limit the exercise period by providing ninety day written notice of cancellation.
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
On September 29, 2005, GB Holdings filed a voluntary petition for reorganization under Chapter 11of the U.S. Bankruptcy Code. On October 13, 2006, an Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, was formed and was granted standing by the Bankruptcy Court to commence litigation in the name of GB Holdings against us, ACE Gaming and other entities affiliated with Mr. Icahn, as well as the directors of GB Holdings. The Committee originally filed an objection to the allowance of our claims against GB Holdings. The committee also challenged certain parts of the Transaction. Mr. Icahn and affiliates maintained ownership of 7,748,744 shares of GB Holdings common stock. The Bankruptcy Court placed the consideration of the Committee’s Proposed Plan of Liquidation and Disclosure Statement in abeyance until the resolution of the proposed litigation.
On September 6, 2006, holders of a majority of the outstanding principal amount of the 3% notes directed the Company to immediately convert all outstanding 3% notes into shares of our common stock. As a result, affiliates of Mr. Icahn converted $35.1 million of our 3% notes to 2,314,986 shares of our common stock and the remaining holders of $2.3 million converted to 153,898 shares of our common stock. As a result of such conversion, the indenture governing our 3% notes was deemed satisfied pursuant to its terms and Wells Fargo Bank National Association, as trustee, terminated the liens on our assets and on the assets of ACE Gaming. As a result of the above described transactions, on December 31, 2006, affiliates of Mr. Icahn owned an aggregate of 6,344,071 shares and GB Holdings owned 2,882,938 shares of our outstanding common stock.
During the fourth quarter of 2006, entities affiliated with Mr. Icahn entered into a term sheet, or the term sheet, with the Committee, GB Holdings and Robino Stortini Holdings LLC, or RSH, which outlined the resolution of Claims relating to the July 2004 transactions. In 2005, RSH filed an action in Delaware Chancery Court, claiming to hold a beneficial interest in shares of stock and GB Holdings. The provisions of the term sheet were incorporated in the Committee’s Eighth Modified Chapter 11 Plan of Liquidation of GB Holdings, or the Plan. On January 30, 2007, the Bankruptcy Court approved the Plan. On February 22, 2007, in accordance with the Plan, AREH acquired (1) all of our common stock owned by GB Holdings for a cash payment of approximately $52 million and in satisfaction of all claims arising under the Loan and Security Agreement, dated as of July 25, 2005, between GB Holdings and Icahn affiliates and (2) all of the warrants to acquire our common stock and our common stock owned by RSH for a cash payment of $3.7 million. In accordance with the Plan, GB Holdings used the $52 million to pay amounts owed to its creditors, including the holders of GB Holding’s 11% notes and holders of administrative claims and to establish an approximately $330,000 fund to be distributed pro rata to holders of equity interests in GB Holdings other than Icahn affiliated entities. In addition, we and other Icahn affiliated entities received releases of all direct and derivative claims that could be asserted by GB Holdings, its creditors and stockholders, including RSH. As a result of the approval of the plan by the Bankruptcy Court and the subsequent consummation of the transactions set forth in the Plan, management believes that all claims against us in connection with the GB Holdings bankruptcy have been resolved.
Pursuant to the Plan, AREP acquired 2,882,938 shares of our common stock from GB Holdings and warrants to acquire approximately 163,000 shares of our common stock from RSH, and upon exercise of such warrants AREH will own approximately 9,389,511 shares of our common stock, representing approximately 93.9% of our common stock on a fully diluted basis.
Basis of Presentation
Because GB Holdings controlled the operations and business of the Company prior to the Transaction and the Company and GB Holdings remained under common control for accounting purposes after the Transaction, the accompanying combined financial statements have been prepared as a reorganization of businesses under common control in a manner similar to a pooling-of-interests. Accordingly, the assets and liabilities transferred to the Company have been recognized at historical amounts. The transfer of assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The combined financial statements for the year ended December 31, 2004 present the results of the Company and its subsidiary as if the Company had been in existence throughout the period from January 1, 2004 to December 31, 2004 and as if the prior operations were transferred to the Company from GB Holdings as of the earliest date presented.
In addition, the combined financial statements for periods up to December 31, 2004 include certain assets and liabilities and the results related to assets and liabilities of GB Holdings that were not transferred to the Company and were retained by GB Holdings in connection with the Transaction. In addition, to the 2,882,938 shares of our common stock, the assets and liabilities retained by GB Holdings consisted of the following, as of July 22, 2004 (in thousands):

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
As a result of the sale of ACE Gaming, we no longer have an operating business. Our remaining assets and liabilities are summarized as follows (in thousands):

Cash	$1,258
Restricted cash	$200,515
Other current assets	$439
Deferred taxes	$16,258
Accounts payable and accrued expenses	$699
Our future operations for the near term will be interest earned on our restricted cash, utilization of tax assets and general and administrative expenses. Therefore our accounting policies relate primarily to the operations of The Sands for the periods presented and not an indication of future assets, liabilities, revenues or expenses. The accounting policies described herein primarily relate to the historical operations of The Sands.
As discussed previously we sold our operating assets on November 17, 2006. The financial statements have not been presented on a discontinued operations basis due to us selling our entire operations; as a result the financial statements reflect the results of ACE Gaming’s operations through November 17, 2006, the date we sold our operating assets.
Principles of Consolidation and Combination
The consolidated financial statements include the accounts of Atlantic Holdings and ACE Gaming through November 17, 2006, the sale date ACE Gaming. All material intercompany balances and transactions have been eliminated in consolidation. For periods prior to July 23, 2004, the historical financial statements were presented on a combined basis. Subsequent to this date, all statements are presented on a consolidated basis.
Casino Revenues and Promotional Allowances
Casino revenue was recorded as the net win from gaming activities (the difference between gaming wins and losses). Casino revenues were net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Gross revenues included the retail value of rooms, food and beverage and other items that were provided to customers on a complimentary basis. Such amounts were then deducted as promotional allowances. Promotional allowances also included incentives for goods and services earned in our slot club and other gaming programs.
We also rewarded customers, through the use of loyalty programs, with points based on amounts wagered, that could be redeemed for a specified period of time for cash and non-cash awards. We deducted the cash incentive amounts from casino revenue.
The estimated costs of providing complimentaries, included as casino expenses, are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Food and Beverage	$2,577	$3,356	$3,821
Rooms	24	19	14
Other Operating	—	11	11

Total	$2,601	$3,386	$3,846

Cash and Cash Equivalents
Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements. Restricted cash results from escrow deposits due to the sale of ACE Gaming. Restricted cash was $200.5 million and $0.0 million at December 31, 2006 and 2005, respectively.
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
Inventories
Inventories stated at the lower of cost (on a first-in, first-out basis) or market and included in other current assets.
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
The Company capitalizes interest incurred on debt during the course of qualifying construction projects. Such costs are added to the asset base and amortized over the related assets’ estimated useful lives; we capitalized interest of $0, $0 and $86,000 during fiscal years 2006, 2005 and 2004, respectively.
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
Unamortized Debt Issue Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense using the effective interest method. For the years ended December 31, 2006, 2005 and 2004, amortization of debt issue costs were $704,000, $3,903,000 and $1,116,000, respectively, and are included in interest expense. In connection with the conversion of the remaining 3% notes the remaining unamortized debt issue costs of approximately $1.8 million was expensed and is included in selling, general and administrative expenses for 2006.
Slot Club Liability
We offered a program whereby participants could accumulate points for casino wagering that could be redeemed for cash, lodging, food and beverages, and merchandise. A liability was recorded for the estimate of unredeemed points based upon redemption history at our casino. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability. Points expire after three months. Slot club liability is included in accrued expenses on the consolidated balance sheet.
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
Allowance for Obligatory Investments
Prior to the closure of The Sands and subsequent sale of ACE Gaming, we maintained obligatory investment allowances for our investments made in satisfaction of our Casino Reinvestment Development Authority obligation. The obligatory investments may ultimately take the form of Casino Reinvestment Development Authority issued bonds, which bear interest at below market rates, direct investments or donations. Casino Reinvestment Development Authority bonds bear interest at approximately two-thirds of market rates. Management based its reserves on the type of investments the obligation has taken or is expected to take. Management has reserved the predominant balance of its obligatory investments at between 33% and 49%. Pursuant to the acquisition agreement, we have transferred the right to use all existing CRDA deposits to Pinnacle.
Long-term Debt
The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.
Sales, Advertising and Promotion
Sales, advertising and promotion costs are expensed as incurred and were approximately $12.5 million, $14.9 million and $14.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
Income Taxes
We account for income tax assets and liabilities in accordance with SFAS No. 109.
SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We maintain valuation allowances where it is determined more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, management takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies. Management has determined that the realization of certain of the Company’s deferred tax assets is more likely than not and, as such, has reduced the valuation allowance on those deferred tax assets at December 31, 2006.
Loss per Share
SFAS No. 128, “Earnings Per Share”, requires, among other things, the disclosure of basic and diluted earnings per share for public companies. The capital structure of the Company includes potentially dilutive securities in the form of 2,218,689 warrants exercisable for 610,140 shares of Atlantic Holdings. Since the Company had a net loss for the two-years ended December 31, 2005 and 2004, including the fully diluted shares in calculating loss per share would be anti-dilutive, so the basic and diluted loss per share are the same. Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.
The weighted average shares used in the calculation of loss per common share for the periods prior to the Transaction are presented on a pro forma basis, based upon the capital structure that existed immediately following the Transaction.
The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except share data)
Basic earnings per share:

Net income (loss)	$39,832	$(12,453)	$(10,262)

Weighted average commmon shares outstanding	7,704,093	5,413,431	2,882,938

Net income (loss) per share	$5.17	$(2.30)	$(3.56)

Diluted earnings per share:
Net income (loss)	$39,832	$(12,453)	$(10,262)
Net income adjustment for interest on convertible debt, net of tax	959	—	—
Net income (loss) adjusted	$40,791	$(12,453)	$(10,262)

Weighted average commmon shares outstanding	7,704,093	5,413,431	2,882,938
Dilutive shares resluting from convertible debt	1,685,767	—	—
Dilutive shares resluting from exercise of warrants	610,140	—	—

Weighted average shares and common stock equivalents outstanding	10,000,000	5,413,431	2,882,938

Net income per share	$4.08	$—	$—

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
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.
Interpretation 48 is effective for fiscal years beginning after December 15, 2006. We have not been able to complete our evaluation of the impact of adopting Interpretation 48 and as a result, we are not able to estimate the effect the adoption will have on our financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin, or SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 108 did not have any impact on our consolidated financial statements.
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
Note 2. Accounts Receivable
Accounts receivable consists of the following:

	December 31,
	2006	2005
	(in thousands)
Hotel and related	$—	$486
Gaming	—	6,349
Other	—	341

	—	7,176
Less allowance for doubtful accounts	—	3,431

	$—	$3,745

The Company recorded bad debt expense and allowance for doubtful accounts for the years December 31, 2006, 2005 and 2004 ended as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of period	$3,431	$3,538	$5,631
Bad debt expense	541	450	416
Deductions and write-offs	(3,972)	(557)	(2,509)

Balance at end of period	$—	$3,431	$3,538

Note 3. Other Current Assets
Other current assets consist of the following:

	December 31,
	2006	2005
	(in thousands)
Inventories	$—	$2,588
Prepaid expenses	—	4,017
Insurance deposits	—	3,121
Assets held for sale	171	—
Other	268	444

	$439	$10,170

Note 4. Property and Equipment, Net
Property and equipment consist of the following:

	December 31,
	2006	2005
	(in thousands)
Land and improvements	$—	$54,344
Building and improvements	—	88,273
Furniture, fixtures and equipment	—	79,921
Construction in progress	—	224

	—	222,762
Less accumulated depreciation and amortization	—	62,159

	$—	$160,603

Assets recorded under capital leases were approximately $0.0 and $0.9 million at December 31, 2006 and 2005, respectively. Accumulated depreciation and amortization at December 31, 2006 and 2005 includes amounts recorded for capital leases of $0.0 million and $0.2 million, respectively.
Note 5. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2006	2005
	(in thousands)
Accrued liabilities	$—	$4,850
Account Payable – related party	113	559
Accrued payroll and related expenses	—	6,798
Accrued taxes	239	865
Accrued insurance reserves	—	1,310
Other	—	915

	$352	$15,297

Note 6. Leases
The Company leased certain equipment and property under operating leases. Total rent expense was $2.0 million, $2.0 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have no future minimum commitments for operating leases or capital leases.
For the years ended December 31, 2006, 2005 and 2004, we recorded rental revenue of $251,000, $220,000 and $199,000, respectively.
No future minimum lease payments to be received for various non-cancelable operating leases for certain retail space for years subsequent to December 31, 2006
Note 7. Income Taxes
The components of the provision (benefit) for income taxes are as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Federal income tax provision:
Current	$294	$—	$—
Deferred	(16,222)	—	—
State income tax provision:
Current	728	1,002	1,044
Deferred	(36)	—	—

	$(15,236)	$1,002	$1,044

Deferred Tax Assets & Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets were as follows:

	December 31,
	2006	2005
	(in thousands)

Deferred tax assets:
Bad debt reserve	$—	$1,552
Deferred financing costs	—	1,434
Accrued vacation and employee related	—	2,290
Gaming related	—	4,191
Casino Reinvestment Development Authority	—	6,036
Federal and state net operating loss carryforward	14,710	23,241
Credit carryforwards	3,607	2,661
Other	—	1,223

Total deferred tax assets	18,317	42,628
Less valuation allowance	(2,019)	(27,704)

Total deferred tax assets after valuation allowances	16,298	14,924

Deferred tax liabilities:
Non-current:
Depreciation of plant and equipment	(40)	(14,924)

Total deferred tax liabilities	(40)	(14,924)

Net deferred tax assets	$16,258	$—

We account for income tax assets and liabilities in accordance with SFAS No. 109 which requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this criterion, Management has determined that the realization of certain of the Company’s deferred tax assets is more likely than not and, as such, has reduced the valuation allowance on those deferred tax assets at December 31, 2006. The net change in the valuation allowance for deferred income tax assets was a decrease of $25.7 million in 2006 and an increase of $4.2 million in 2005.
Federal net operating loss carryforwards totaled approximately $42 million as of December 31, 2006 and will begin expiring in the year 2023 through 2025. New Jersey net operating loss carryforwards totaled approximately $0.6 million as of December 31, 2006 and will begin expiring in 2012. The Company also has general business credit carryforwards of approximately $1.4 million which expire in 2009 through 2026. Additionally, as of December 2006, the Company has a federal alternative minimum tax (AMT) credit carryforward of about $0.4 million and a New Jersey alternative minimum assessment (AMA) credit carryforward of approximately $1.9 million, both of which can be carried forward indefinitely.
The provision for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	December 31,
	2006	2005	2004
Expected federal benefit	35.0%	(35.0)%	(35.0)%
State taxes net of federal benefit	8.2%	(2.1)%	(0.5)%
Expired tax credit	0.0%	0.0%	3.5%
Permanent differences	0.2%	0.3%	0.6%
Tax credits	(2.7)%	6.0%	(7.9)%
Deferred tax valuation allowance	(104.4)%	36.7%	60.8%
Other	1.7%	2.9%	(10.8)%

	(62.0)%	8.8%	10.7%

Note 8. Notes Payable
Long-term debt is comprised of the following (in thousands):

	December 31,
	2006	2005
3% Notes due July 22, 2008	$—	$37,459
As discussed in Note 1, both the indenture governing our 3% Notes due 2008 and our existing line of credit have been terminated; accordingly, the liens securing each obligation have also been terminated and released.
In December 2005 the Company entered into a short-term insurance premium financing agreement with Flatiron Capital Corporation for $2.2 million at 5.75% to be paid back in monthly installments ending October 2006. At December 31, 2006, the outstanding balance was $0.0 million.
Note 9. Related Party Transactions
On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas Sands, Inc., or LV Sands, for the use of the trade name “The Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This license agreement superseded the previous agreement entered into by an affiliate of Mr. Icahn which was subsequently assigned to GBHC. Payments under the agreement were made directly to LV Sands and no fees were paid to the affiliate of Mr. Icahn. The license agreement was assigned to ACE Gaming as of July 22, 2004. The Sands made payments to the licensor in connection with the trade name in amounts of $299,000, $284,000 and $258,000, respectively, for the years ended December 31, 2006, 2005 and 2004.
The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC, ACEP which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2006, 2005 and 2004 we were billed approximately $360,000, $708,000 and $387,500, respectively.
The Company has entered into an agreement with XO Holdings, Inc., a long-distance phone carrier affiliated with Mr. Icahn. Payments for such charges incurred for the years ended December 31, 2006, 2005 and 2004 amounted to $189,000, $150,000 and $181,000 respectively.
The Company paid WestPoint Home, Inc., a home fashion products company affiliated with Mr. Icahn, $98,000 for hotel supplies for the year ended December 31, 2006.
As of December 31, 2006 and 2005, the Company owed approximately $113,000 and $559,000, respectively, for expenses to related parties. This relates to the intercompany services arrangement with affiliates of Mr. Icahn.
In connection with the Transaction, GB Holdings, Atlantic Holdings and ACE Gaming entered into a Contribution Agreement, pursuant to which, Atlantic Holdings paid $0.0 million and $2.6 million to GB Holdings for the years ended December 31, 2006 and 2005, respectively, which was recorded as a return of capital. Additionally, the Company agreed to pay GB Holdings normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.
In connection with the execution and consummation of the acquisition agreement, the Company entered into the indemnification agreement and the AREH escrow agreement. Pursuant to the indemnification agreement, the Company agreed to indemnify AREH for certain payments it was obligated to make to Pinnacle under the terms of the acquisition agreement. Pursuant to the AREH escrow agreement, the Company deposited its proceeds from the sale of ACE Gaming into escrow to secure the Company’s obligations under the AREH escrow agreement.
Note 10. Employee Benefit Plans
ACE Gaming administered and participated in The Sands Retirement Plan, a qualified defined contribution plan for the benefit of all of ACE Gaming employees, who satisfied certain eligibility requirements.
The Sands Retirement Plan was designed and operated to meet the qualification requirements under section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and contains a qualified cash-or-deferred arrangement meeting the requirements of section 401(k) of the Code. All employees of ACE Gaming, who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.
The Sands Retirement Plan provided for an employer matching contribution based upon certain criteria, including levels of participation by The Sands’ employees. The Company incurred matching contributions totaling $0.4 million, $0.4 million and $0.4 million, respectively, for the years ended December 31, 2006, 2005 and 2004.
The Company also contributed to multi-employer pension, health and welfare plans for its union employees. For the years ended December 31, 2006, 2005 and 2004, the Company recorded expenses for such plans of $5.2 million, $6.1 million and $5.2 million, respectively.
Note 11. Commitments and Contingencies
Legal Proceedings
On October 13, 2006, the Committee was granted standing by the Bankruptcy Court to commence litigation in the name of GB Holdings against us, ACE Gaming, AREP and other entities affiliated with Mr. Icahn as well as the directors of GB Holdings. During the fourth quarter of 2006 certain affiliates of Mr. Icahn, the Committee, GB Holdings and RSH, executed the term sheet, to resolve all claims relating to the Transaction. In connection with the Plan, on February 22, 2007, GB Holdings and its creditors and stockholders released us, our former subsidiary ACE Gaming, Pinnacle and various other parties from all claims and causes of action including, but not limited to, claims and causes of action arising in connection with: the Transaction, in which we and ACE Gaming acquired the assets of GB Holdings; the sale of ACE Gaming to Pinnacle; and, various other matters. Pursuant to the Plan, one or more affiliates of Mr. Icahn acquired all of the Atlantic Holdings common stock owned by GB Holdings and RSH and all Atlantic Holdings warrants owned by RSH for cash payments. The Pinnacle escrow agreement amount of $50 million was released on February 28, 2007 and the funds are now subject to the AREH escrow agreement.
ACE Gaming challenged its property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. Subsequently, ACE Gaming entered into a settlement agreement with the City of Atlantic City for all years, 1996 through 2006. The settlement provides for $21 million to be paid to ACE Gaming, with $5 million of that amount having been received as a lump sum in February 2007 and the remaining $16 million to be received by ACE Gaming in the form of real estate tax credits, or cash payments, with payment in full to be received by the end of the third quarter 2011. Pursuant to the acquisition agreement, after the payment of legal fees and the retention of certain monies by Pinnacle, the Company received approximately $8.3 million in February 2007.
In connection with the sale of ACE Gaming to Pinnacle, Pinnacle has requested a post-closing adjustment to reduce the purchase price by approximately $965,000. We have disagreed with their proposed adjustment with respect to approximately $707,000, and unless we can resolve the $707,000 in dispute, the amount in dispute will be referred to an accounting firm for resolution in accordance with the terms of the acquisition agreement.
We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.
Note 12. New Jersey Regulations and Obligatory Investments
On November 16, 2006, in connection with the sale of ACE Gaming, we voluntarily surrendered our casino license to the Commission.
The following discussion relates to ACE Gaming. We have no further obligations related to the New Jersey Casino Control Act or the Control Act.
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
As of December 31, 2006 and 2005 the Company had purchased bonds totaling $0.0 million and $8.2 million, respectively. The bonds mature between February 2024 and November 2044 and bear interest between 3.4% and 7.0%. In addition, the Company had remaining funds on deposit and held in escrow by the CRDA at December 31, 2006 and 2005 of $0.0 million and $16.9 million, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as “obligatory investments” on the accompanying combined financial statements.
Obligatory investments at December 31, 2006 and 2005 are net of accumulated valuation allowances of $0.0 million and $12.1, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances for the years ended December 31, 2006, 2005 and 2004 amounted to $0.9 million, $0.7 million and $1.2 million, respectively.

The Sands had, from time to time, contributed certain amounts held in escrow by the CRDA to fund CRDA sponsored projects. During 2006, 2005 and 2004, The Sands donated $0.3 million, $0.1 million and $0.3 million, respectively, of its escrowed funds to CRDA sponsored projects. No specific refund or future credit was associated with these contributions. Other assets aggregating $0.0 million and $0.2 million, respectively, have been recognized at December 31, 2006 and 2005, and were being amortized through the sale of The Sands. Amortization of other assets totaled $182,000, $207,000 and $207,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in depreciation and amortization.
In April 2004, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey video lottery terminals or VLTs. Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority which will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos’ North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that the Company’s current CRDA deposits for North Jersey projects are sufficient to fund the Company’s proportionate obligations with respect to the $10 million and $52 million commitments. The Company’s proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period in annual installments due October 15th ranging from $278,000 to $398,000 per year. The Company’s proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period. The amounts will be charged to operations, on a straight-line basis, through January 1, 2009. The Company made cash payments of $308,000, $303,000 and $278,000 in satisfaction of this obligation for the years ended December 31, 2006, 2005 and 2004, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.
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
ITEM 9B. OTHER MATTERS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Officers
Certain information is set forth below concerning the directors and executive officers of Atlantic Holdings.

Name	Age	Position
Jack G. Wasserman	70	Director
James L. Nelson	57	Director
William A. Leidesdorf	61	Director
Richard P. Brown	59	Chief Executive Officer
Denise Barton	49	Chief Financial Officer and Principal Accounting Officer
Nancy Axilrod	43	Secretary
Jack G. Wasserman has served as a Director of Atlantic Holdings since May 2005. Since December 2003, Mr. Wasserman has served as a director American Entertainment Properties Corp., or AEP, American Casino & Entertainment Properties Finance Corp., or ACEPF, American Real Estate Finance Corp., or AREF, and a director of American Property Investors, Inc., or API, the general partner of AREP, since December 3, 1993, entities controlled by Mr. Icahn. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Mr. Wasserman has been licensed by the Nevada State Gaming Control Commission and is an independent member and Chairman of the compliance committee for all of our casinos. Since December 1998, Mr. Wasserman has been a director of National Energy Group, Inc., or NEGI, a publicly traded company engaged in the business of managing the exploration, production and operations of natural gas and oil properties. Mr. Wasserman is also a director of Cadus Corporation, a biotechnology company. Since March 2004, Mr. Wasserman has been a director of Triarc Companies, Inc., a publicly traded diversified holding company. Mr. Wasserman serves on the audit and compensation committees of Triarc.
William A. Leidesdorf has served as a Director of Atlantic Holdings since May 2005. Since December 2003, Mr. Leidesdorf has served as a director of AEP, ACEPF and AREF since inception and as a Director of API since March 26, 1991, entities controlled by Mr. Icahn. Mr. Leidesdorf was also a director of Renco Steel Group, Inc. and its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. Mr. Leidesdorf has been licensed by the Nevada State Gaming Control Commission.
James L. Nelson has served as a Director of Atlantic Holdings since May 2005. Since December 2003, Mr. Nelson has served as a director of AEP, ACEPF and AREF since inception and a Director of API since June 2001, entities controlled by Mr. Icahn. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc. a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. Mr. Nelson currently serves as a Director and Chairman of the Audit Committee of Viskase Companies, Inc., a supplier to the meat industry, in which affiliates of Mr. Icahn have a significant interest. Mr. Nelson has been licensed by the Nevada State Gaming Control Commission.
Richard P. Brown has served as our President and Chief Executive Officer since inception. Mr. Brown has served as the President and Chief Executive Officer of American Casino & Entertainment Properties LLC, or ACEP, and as a director of AEP and ACEPF since inception, entities controlled by Mr. Icahn. Mr. Brown has over 16 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, he served as Chief Operating Officer for all three properties. Prior to joining Stratosphere Gaming Corporation in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Gaming Corporation. Since October 2002, Mr. Brown has served as President and Chief Executive Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005. Mr. Brown has been licensed by the Nevada State Gaming Control Commission.
Denise Barton has served as the Vice President, Chief Financial Officer and Principal Accounting Officer since inception. Ms. Barton also serves as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of AEP, ACEPF, and ACEP since inception, entities controlled by Mr. Icahn. Ms. Barton has been Senior Vice President and Chief Financial Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since February 2003. Ms. Barton joined the Stratosphere as Vice President of Finance and Chief Financial Officer in August 2002. From February 1999 to June 2002, she served as Chief Financial Officer for Lowestfare.com, a travel company controlled by affiliates of Mr. Icahn. Ms. Barton was employed by KPMG LLP, certified public accountants, from January 1990 to February 1999. Ms. Barton is a certified public accountant. Since December 2003, Ms. Barton has served as Vice President, Chief Financial Officer and Principal Accounting Officer of GB Holdings, Inc., which filed for Chapter 11 bankruptcy protection on September 29, 2005. Ms. Barton has been licensed by the Nevada State Gaming Control Commission.
Nancy Axilrod has served as Vice President, General Counsel and Secretary since July 2005. From 1997 until July 2005 Ms Axilrod was first an associate and later a partner with Sterns & Weinroth, P.C., a law firm based in Trenton, New Jersey. Since November 2006, Ms. Axilrod has been counsel to Icahn Associates Corp., an affiliate of Mr. Icahn. Ms. Axilrod concentrated her law practice in the areas of commercial litigation and gaming regulatory matters.
No family relationships exist between any directors or executive officers of Atlantic Holdings.
Audit Committee
The Board of Directors of Atlantic Holdings has established an Audit Committee consisting of Mr. Leidesdorf, Mr. Nelson and Mr. Wasserman.
Our audit committee meets formally at least once every quarter, and more often if necessary. The audit committee review potential conflicts of interest which may arise between us and our affiliates.
The Board of Directors of Atlantic Holdings has determined that Atlantic Holdings does not have an ‘audit committee financial expert,’ within the meaning of Item 401(h) of Regulation S-K, serving on the Audit Committee. Atlantic Holdings believes that each member of the Audit Committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a Director and member of the Audit Committee of Atlantic Holdings, to be fully capable of discharging his duties as a member of the Audit Committee. However, none of the members of the Audit Committee has a professional background in accounting or ‘preparing, auditing, analyzing or evaluating financial statements’. If the Audit Committee determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an ‘audit committee financial expert’ within the meaning of Item 401(h) of Regulation S-K.
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2006 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU § 380), (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2006 audited financial statements be included in this annual report on Form 10-K.
This report is provided by the following directors, who constitute the audit committee:
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman
Code of Ethics
Our parent, AREP, has adopted a code of ethics that applies to our chief executive officer and senior financial officers, a copy of which was filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2004 and which exhibit has been incorporated by reference as an exhibit in Item 15.
Corporate Governance Guidelines
On October 25, 2004, API’s board of directors adopted Corporate Governance Guidelines for AREP and its subsidiaries, including us. A copy of the Corporate Governance Guidelines is available on AREP’s website at www.arep.com/files/pdf/corporate_governance.pdf and may be obtained without charge by writing to American Real Estate Partners, L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, attention: Investor Relations.
Section 16(a) Beneficial Ownership Reporting Compliance
Not applicable.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
The board of directors reviewed and discussed the Compensation Disclosure and Analysis with management. Based on that review and discussion, the board of directors recommended that the Compensation Disclosure & Analysis be included in this annual report on Form 10-K.
This report is provided by the board of directors:
William A. Leidesdorf
James L. Nelson
Jack G. Wasserman
Compensation Committee Interlocks and Insider Participation
During 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.
Compensation Discussion and Analysis
Following the closure of The Sands and the sale of ACE Gaming, we do not have operations, ACEP provides management and consulting services to us pursuant to an intercompany services agreement and we neither hire nor pay any of our executive officers. Since we neither hire nor pay any of our executive officers, we do not have a standing compensation committee and the board of directors does not review compensation.
     Perquisites
The total value of all perquisites provided to each of our executive officers is less than $10,000.

Executive Compensation
The following table sets forth the compensation earned during the year ended December 31, 2006 by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers and key employees for services rendered in all capacities for the year.
Summary of Compensation Table

		Annual Compensation (1)
				All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Compensation ($)(3)	Total
Richard P. Brown (2)	2006	—	—	—	—
Chief Executive Officer

Denise Barton (2)	2006	—	—	—	—
Chief Financial Officer

George Toth	2006	408,153	277,339	434,537	1,120,029
President, ACE Gaming

William Cooney	2006	256,780	158,129	137,665	552,574
Senior Vice Presindet, Customer Development, ACE Gaming

Nancy Axilrod	2006	157,225	95,748	12,692	265,665
Vice President, General Counsel and Secretary

Douglas Niethold	2006	180,220	98,649	170,000	448,869
Vice President, Strategic Planning and Marketing

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, as there has been no compensation awarded to, or earned by or paid to any of the named executive officers by us.

(2)	Mr. Brown and Ms. Barton serve as Executive Officers of ACEP, which provides services to us and receives fees for those services. They do not receive any compensation from us as they are compensated by ACEP. See “Related Party Transactions.”

(3)	Includes matching contributions by ACE Gaming to The Sands Retirement Savings Plan, auto allowance for Mr. Toth of $10,500 and severance payments of $419,999, $136,250, $12,692 and $170,000 for Mr. Toth, Mr. Cooney, Ms. Axilrod and Mr. Niethold, respectively.
Potential Payments Upon Termination Or Change In Control
Currently, we do not have any agreements with any of our named executive officers relating to potential payments upon termination or a change in control.
Stock Award, Option and Non-Equity Incentive Plans
We do not have any stock award, option or non-equity incentive plans.

Option Grants in Last Fiscal Year
We have not implemented a stock option or other similar plan.
Employment Agreements
We do not have any outstanding employment agreements with our executive officers.
Compensation of Directors
The following table provides compensation information for our directors in 2006, except for Mr. Brown. Compensation received by Mr. Brown is included in the Summary Compensation Table.
The following table provides compensation information for our directors in 2006.

	Fees Earned or Paid	All Other
Name	in Cash ($)	Compensation ($)	Total ($)
Jack G. Wasserman	9,000	—	9,000
James L. Nelson	9,000	—	9,000
William A. Leidesdorf	9,000	—	9,000
Jack G. Wasserman, William A Leidesdorf and James L Nelson each received compensation for their service as members of the board of directors in the amount of $9,000. They are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the AEP board of directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of March 2, 2007, certain information regarding the beneficial ownership of shares of our common stock by each director of the Company, each of the executive officers listed in the Summary Compensation Table, each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares and all directors and executive officers as a group.

Number of
Name	Shares	Percent
American Real Estate Partners, L.P	9,227,013	98.3%
Jack G. Wasserman	—	—
William Leidesdorf	—	—
James L. Nelson	—	—
Richard P. Brown	—	—
Denise Barton	—	—
All Directors and officers	—	—

	9,227,013	98.3%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In general, a related person transaction is any transaction or any series of similar transactions in which we, our general partner or our subsidiaries is a participant and any related person has a direct or indirect material interest. Examples of a related person include any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the general partner, a person known by us to be the beneficial owner of more than 5% of any class of our voting securities, any immediate family member of any of the foregoing, and any entity in which any of the foregoing persons is employed or has a 5% or greater beneficial ownership interest.
Our board of directors recognizes that related person transactions can present potential or actual conflicts of interest and may be in, or may not be inconsistent with, the best interests of AREP, its limited partners or its subsidiaries. Accordingly, we have followed and continue to follow certain procedures for reviewing related person transactions. These procedures are designed to ensure that transactions with related persons are fair to us and in our best interests. If a proposed transaction appears to or does involve a related person, the transaction is presented to the Audit Committee for review. The Audit Committee is authorized to retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel as well as experts to determine the fair value of the transaction.
All related person transactions that have been approved or ratified by the Audit Committee in accordance are disclosed to the full board of directors. All related person transactions are also disclosed in our applicable filings if and as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.
AREP, an affiliate of Mr. Icahn, is actively involved in the gaming industry. Furthermore, affiliates of Mr. Icahn currently own approximately 98.3% of our common stock. The potential for conflicts of interest exists among the Company and Mr. Icahn for future business opportunities. Mr. Icahn may pursue other business opportunities and there is no agreement requiring that such additional business opportunities be presented to Atlantic Holdings.
On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas Sands, Inc., or LV Sands, for the use of the trade name “The Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This license agreement superseded the previous agreement entered into by an affiliate of Mr. Icahn which was subsequently assigned to GBHC. Payments under the agreement were made directly to LV Sands and no fees were paid to the affiliate of Mr. Icahn. The license agreement was assigned to ACE Gaming as of July 22, 2004. The Sands made payments to the licensor in connection with the trade name in amounts of $299,000, $284,000 and $258,000, respectively, for the years ended December 31, 2006, 2005 and 2004.
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
The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC (“ACEP”), which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During 2006, 2005 and 2004, we were billed approximately $360,000, $708,000 and $387,500, respectively.
The Company has entered into an agreement with XO Holdings, Inc., a long-distance phone carrier affiliated with Mr. Icahn. Payments for such charges incurred for the years ended December 31, 2006, 2005 and 2004 amounted to $189,000, $150,000 and $181,000 respectively.
As of December 31, 2006 and 2005, the Company owed approximately $113,000 and $559,000, respectively, for reimbursable expenses to related parties. This relates to the intercompany services arrangement with ACEP.
In connection with the Transaction, GB Holdings, Atlantic Holdings and ACE Gaming entered into a Contribution Agreement, pursuant to which, Atlantic Holdings paid $ 2.6 million to GB Holdings for the year ended December 31, 2005. Additionally, the Company agreed to pay GB Holdings normal, ordinary course operating expenses (including legal and accounting costs, directors’ and officers’ insurance premiums, and fees for SEC filings) not to exceed in the aggregate $250,000 in any twelve month period, subject to a number of conditions.
In connection with the execution and consummation of the acquisition agreement, the Company entered into the indemnification agreement and the AREH escrow agreement. Pursuant to the indemnification agreement, the Company agreed to indemnify AREH for certain payments it was obligated to make to Pinnacle under the terms of the acquisition agreement. Pursuant to the AREH escrow agreement, the Company deposited its proceeds from the sale of ACE Gaming into escrow to secure the Company’s obligations under the AREH escrow agreement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the approximate aggregate fees billed by our principal accountants for 2006 and 2005 services:

	Grant Thornton	Grant Thornton
	2006	2005
Audit Fees (1)	$268,200	$249,100
Audit related fees	16,300	—

Total fees	$284,500	$249,100

(1)	Services relating to audit of the annual consolidated financial statements, review of quarterly financial statements and Casino Control Commission audit.
All non-audit services must be pre-approved by the Audit committee prior to their commencement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1. Financial Statements

Page
Report of Independent Registered Public Accounting Firm — Grant Thornton LLP
Report of Independent Registered Public Accounting Firm — KPMG LLP
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and therefore have been omitted.
2. List of exhibits
EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Acquisition Agreement, dated as of September 3, 2006, by and between Atlantic Holdings, ACE Gaming, Pinnacle, and AREH and affiliates listed therein (incorporated by reference to Exhibit 2.1 to Atlantic Holding’s Form 8-K (SEC File No. 333-110484), filed on September 6, 2006).

3.1	Certificate of Incorporation of Atlantic Holdings (incorporated by reference to Exhibit 3.1 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

3.2	By-laws of Atlantic Holdings (incorporated by reference to Exhibit 3.3 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

3.3	Indenture, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE Gaming, as guarantor, and Wells Fargo Bank, National Association, as trustee Holdings (incorporated by reference to Exhibit 4.1 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

4.1	Warrant Agreement, dated as of July 22, 2004, between Atlantic Holdings and American Stock Transfer and Trust Company Holdings (incorporated by reference to Exhibit 4.2 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

4.2	Registration Rights Agreement, dated as of July 22, 2004, between Atlantic Holdings and the Signatories listed therein Holdings (incorporated by reference to Exhibit 4.3 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

10.1	Contribution Agreement, dated as of July 22, 2004, among GB Holdings, GBHC, Atlantic

EXHIBIT NO.	DESCRIPTION
Holdings and ACE Gaming (incorporated by reference to Exhibit 10.1 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

10.2	Pledge and Security Agreement, dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE Gaming and certain subsidiaries of Atlantic Holdings, as Guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

10.3	Assignment of Leases, dated as of July 22, 2004, between ACE Gaming and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

10.4	Mortgage, Fixture Filing and Security Agreement, dated as of July 22, 2004, between ACE Gaming and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Atlantic Holdings Registration Statement on Form S-4 filed with the SEC on August 3, 2004).

10.5	Loan and Security Agreement, dated November 12, 2004, by and among Atlantic, as borrower, ACE Gaming, as guarantor, and Fortress, as lender (incorporated by reference to Exhibit 10.5 to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on November 11, 2004).

10.6	Guaranty to Fortress Credit Corp, dated as of November 12, 2004, among ACE Gaming, as guarantor, and Fortress as lender (incorporated by reference to Exhibit 10.6 to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on November 11, 2004).

10.7	First Mortgage and Security Agreement, dated November 12, 2004, by and among ACE Gaming, as mortgagor, and Fortress, as mortgagee (incorporated by reference to Exhibit 10.7 to Atlantic Holdings’ Current Report on Form 8-K filed with the SEC on November 11, 2004).

10.8	Employment Agreement, effective April 1, 2005, by and between Atlantic Holdings and George Toth (incorporated by reference to Exhibit 10.1 to Atlantic Holdings Form 8-K filed on April 27, 2005.

10.9	Amended Loan and Security Agreement, dated November 30, 2005, by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress, as lender (incorporated by reference to Exhibit 10.1 to Atlantic Holdings Form 8-K filed on March 16, 2006).

10.10	American Casino & Entertainment Properties LLC & Atlantic Coast Entertainment Holdings, Inc. Management Incentive Plan Effective January 1, 2005 Revised January 10, 2006 (incorporated by reference to Exhibit 10.12 to ACEP’s Form 8-K (SEC File No. 333-118149), filed on January 20, 2006).

10.11	Indemnification Agreement, dated as of September 3, 2006, by and between AREH and Atlantic Holdings (incorporated by reference to Exhibit 10.1 to Atlantic Holding’s Form 8-K filed on November 24, 2006).

10.12	Escrow Agreement, dated as of November 17, 2006, by and between AREH, Atlantic Holdings and JPMorgan Chase Bank N.A., as escrow agent (incorporated by reference to Exhibit 10.2 to Atlantic Holding’s Form 8-K filed on November 24, 2006).

14.1	Code of Ethics

21.1	None.

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ATLANTIC COAST ENTERTAINMENT HOLDINGS , INC.

By:	/s/ Denise Barton Denise Barton
Chief Financial Officer

Date: March 16, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons with respect to the Board of Directors of Atlantic Coast Entertainment Holdings, Inc., on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Richard P. Brown Richard P. Brown	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ Denise Barton Denise Barton	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Jack G. Wasserman Jack G. Wasserman	Director	March 16, 2007

/s/ William A. Leidesdorf William A. Leidesdorf	Director	March 16, 2007

/s/ James L. Nelson James L. Nelson	Director	March 16, 2007