Form 10-Q
period 2007-03-31
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2007-05-21
CIK 1269977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-110484
Atlantic Coast Entertainment Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	54-2131349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Stratosphere Casino Hotel & Tower 2000 Las Vegas Boulevard South
Las Vegas, NV (Address of registrant’s principal executive offices)	89104 (Zip Code)
(702) 380-7777
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at May 14, 2007
Atlantic Coast Entertainment Holdings, Inc.	Common stock, $0.01 par value	9,678,806 shares

PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2007	December 31, 2006
	(Unaudited)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$9,010	$1,258
Restricted Cash	203,311	200,515
Deferred tax asset — current	3,641	3,641
Other current assets	210	439

Total current assets	216,172	205,853

Other assets:
Deferred tax asset — non-current	8,918	12,617

Total other assets	8,918	12,617

Total Assets	$225,090	$218,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132	$347
Accounts payable-related party and accrued expenses	150	352

Total current liabilities:	282	699

Total Liabilities	282	699

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,523,624 and 9,389,860 shares outstanding	95	94
Additional paid-in capital	229,312	227,192
Warrants outstanding	7,549	9,669
Accumulated deficit	(12,148)	(19,184)

Total shareholders’ equity	224,808	217,771

Total Liabilities and Shareholders’ Equity	$225,090	$218,470

See notes to condensed consolidated financial statements

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)
	(In thousands, except share data)
Revenues:
Casino	$—	$37,350
Hotel	—	2,888
Food and beverage	—	4,405
Other income	—	538

Gross Revenues	—	45,181
Less promotional allowances	—	4,408

Net Revenues	—	40,773

Costs and Expenses (Income):
Casino	—	11,358
Hotel	—	1,228
Food and beverage	—	2,077
Other operating expenses	—	231
Selling, general and administrative	(8,259)	21,112
Depreciation and amortization	—	3,823
Provision for obligatory investments	—	368

Total Costs and Expenses	(8,259)	40,197

Income From Operations	8,259	576

Other Income (Expense):
Interest income	2,566	203
Interest expense	—	(658)

Total other expense, net	2,566	(455)

Income Before Income Taxes	10,825	121

Provision for income taxes	3,789	252

Net Income (Loss)	$7,036	$(131)

Income (loss) per common share — basic	$0.75	$(0.02)

Income (loss) per common share — diluted	$0.70	$(0.02)

Weighted average common shares outstanding	9,408,002	6,916,914

Fully diluted shares outstanding	10,000,000	6,916,914

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$7,036	$(131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	3,823
Provision for obligatory investments	—	368
Changes in operating assets and liabilities:
Accounts receivable, net	—	(587)
Deferred income taxes	3,699	—
Other assets	229	1,494
Accounts payable and accrued expenses	(426)	124
Other liabilities	—	327

Net Cash Provided By Operating Activities	10,538	5,418

Cash Flows From Investing Activities:
Acquisition of property and equipment	—	(552)
Purchase of obligatory investments	—	(470)
Proceeds from sale of obligatory investments	—	83
Increase in restricted cash	(2,796)	—

Net Cash Used In Investing Activities	(2,796)	(939)

Cash Flows From Financing Activities:
Proceeds from borrowing on line of credit	—	1,000
Payments on line of credit	—	(2,500)
Increase in related party payables	9	60
Payments on notes payable	—	(682)
Proceeds from sale of stock	1	—
Payments on capital lease obligation	—	(77)

Net Cash Provided By (Used In) Financing Activities	10	(2,199)

Net increase in cash and cash equivalents	7,752	2,280
Cash and cash equivalents — beginning of period	1,258	13,711

Cash And Cash Equivalents — end of period	$9,010	$15,991

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$—	$55

Cash paid during the period for income taxes	$3,000	$88

Non-cash Investing and Financing Activities:
Exercise of warrants	$2,120	$—

     See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common		Paid-in		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
	(In thousands, except share data)
Balance, December 31, 2006	9,389,860	$94	$227,192	$9,669	$(19,184)	$217,771
Exercise of warrants	133,764	1	2,120	(2,120)	—	1
Net income	—	—	—	—	7,036	7,036

Balance, March 31, 2007	9,523,624	$95	$229,312	$7,549	$(12,148)	$224,808

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
     Atlantic Holdings is an indirect subsidiary of, and its ultimate parent is, American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership the units of which are traded on the New York Stock Exchange. As of March 31, 2007, affiliates of Carl C. Icahn owned 10,304,013 preferred units and 55,655,382 depositary units, which represented approximately 86.5% of the outstanding preferred units and approximately 90.0% of the outstanding depositary units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., or API, AREP’s general partner. AREP is a holding company. Its operations are conducted through its subsidiaries and substantially all of its assets consist of a 99% limited partnership interest in its subsidiary, American Real Estate Holdings Limited Partnership, or AREH. AREH is a holding company for Atlantic Holdings’ operating subsidiaries and investments. The general partner of AREH is API.
Note 2. Sale of ACE Gaming
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
Note 3. Basis of Presentation
     The condensed consolidated financial statements have been prepared in accordance with the accounting policies described in our 2006 audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the notes to the 2006 consolidated audited financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, or SEC, on March 19, 2007 (SEC File No. 333-110484). Our reports are available electronically by visiting the SEC website at http://www.sec.gov.
     In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year. Due to the sale of ACE Gaming, noted above, which constituted substantially all of the operations of Atlantic Holdings, for accounting presentation, the financial statements will not be presented under the provisions of discontinued operations. Following the sale, Atlantic Holdings retained the proceeds from the sale along with their deferred tax assets.

Principles of Consolidation
     The consolidated financial statements include the accounts of Atlantic Holdings and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation No. 48, which clarifies Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, Interpretation No. 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.
     Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The adoption of Interpretation No. 48 did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.
Note 4. Related Party Transactions
     On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas Sands, Inc., or LV Sands, for the use of the trade name “The Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This license agreement superseded the previous agreement entered into by an affiliate of Mr. Icahn which was subsequently assigned to GBHC. Payments under the agreement were made directly to LV Sands and no fees were paid to the affiliate of Mr. Icahn. The license agreement was assigned to ACE Gaming as of July 22, 2004. The Sands made payments to the licensor in connection with the trade name in amounts of $0 and $67,000, respectively, for the three months ended March 31, 2007 and 2006.
     The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC, ACEP which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During the three months ended March 31, 2007 and 2006 we were billed approximately $31,000 and $81,000, respectively.
     The Company has entered into an agreement with XO Holdings, Inc., a long-distance phone carrier affiliated with Mr. Icahn. Payments for such charges incurred for the three months ended March 31, 2007 and 2006 amounted to $0 and $49,000 respectively.
     The Company paid WestPoint Home, Inc., a home fashion products company affiliated with Mr. Icahn, $0 and $13,000 for hotel supplies, for the three months ended March 31, 2007 and 2006, respectively.

     As of March 31, 2007 and December 31, 2006, the Company owed approximately $122,000 and $113,000, respectively, for expenses to related parties. This relates to the intercompany services arrangement with affiliates of Mr. Icahn.
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
Note 5. Commitments and Contingencies
Legal Proceedings
     On October 13, 2006, an Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, Inc., or GB Holdings, was granted standing by the Bankruptcy Court to commence litigation in the name of GB Holdings against us, ACE Gaming, AREP and other entities affiliated with Mr. Icahn as well as the directors of GB Holdings. During the fourth quarter of 2006 certain affiliates of Mr. Icahn, the Committee, GB Holdings and Robino Stortini Holdings LLC, or RSH, executed a term sheet, or the term sheet, to resolve all claims relating to a transaction in 2004, or the 2004 transaction, in which GB Holdings and Greate Bay Hotel & Casino, Inc., or GBHC, transferred substantially all of the assets and certain liabilities of GB Holdings and GBHC to Atlantic Holdings in exchange for 10,000,000 warrants that became exercisable for shares of our common stock, 2,882,938 shares of our common stock and assumption of certain liabilities. The provisions of the term sheet were incorporated in the Committee’s Eighth Modified Chapter 11 Plan of Liquidation of GB Holdings, or the Plan. On January 30, 2007, the Bankruptcy Court approved the Plan. On February 22, 2007, in accordance with the Plan, AREH acquired (1) all of our common stock owned by GB Holdings for a cash payment of approximately $52 million and in satisfaction of all claims arising under the Loan and Security Agreement, dated as of July 25, 2005, between GB Holdings and affiliates of Mr. Icahn and (2) all of the warrants to acquire our common stock and our common stock owned by RSH for a cash payment of $3.7 million. In accordance with the Plan, GB Holdings used the $52 million to pay amounts owed to its creditors, including the holders of GB Holding’s 11% notes due 2006 and holders of administrative claims and to establish an approximately $330,000 fund to be distributed pro rata to holders of equity interests in GB Holdings other than entities affiliated with Mr. Icahn. In addition, we and other entities affiliated with Mr. Icahn received releases of all direct and derivative claims that could be asserted by GB Holdings, its creditors and stockholders, including RSH. As a result of the approval of the plan by the Bankruptcy Court and the subsequent consummation of the transactions set forth in the Plan, management believes that all claims against us in connection with the GB Holdings bankruptcy have been resolved.
     ACE Gaming challenged its property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. Subsequently, ACE Gaming entered into a settlement agreement with the City of Atlantic City for all years, 1996 through 2006. The settlement provides for $21 million to be paid to ACE Gaming, with $5 million of that amount having been received as a lump sum in February 2007 and the remaining $16 million to be received by ACE Gaming in the form of real estate tax credits, or cash payments, with payment in full to be received by the end of the third quarter 2011. Pursuant to the acquisition agreement, after the payment of legal fees and the retention of certain monies by Pinnacle, the Company received approximately $8.3 million in February 2007. This amount is included as a reduction in the selling, general and administrative expenses on the consolidated statements of income, for the three months ended March 31, 2007.
     In connection with the sale of ACE Gaming to Pinnacle, Pinnacle has requested a post-closing adjustment to reduce the purchase price by approximately $965,000. We paid Pinnacle approximately $414,000, on April 12, 2007 in full satisfaction for the post-closing adjustments.
     We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.

Note 6. Income Taxes
     The income tax expense recorded in 2006 is attributable to two New Jersey minimum income tax statutes. The New Jersey Business Tax Reform Act enacted in 2002 introduced a new alternative minimum assessment under the New Jersey corporate income tax provisions based on gross receipts or gross profits. Any minimum taxes paid under this statute are available as a credit against future New Jersey corporate income taxes. Additionally, in 2003, the New Jersey Casino Control Act imposed a new “Casino Net Income Tax” which assessed an annual tax equal to the greater of 7.5% of adjusted net income or $350,000. Both of these enacted tax provisions expired in 2006.
     Additionally we account for income tax assets and liabilities in accordance with SFAS No. 109 which requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this criterion, Management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has recorded a valuation allowance on those deferred tax assets. There was no change in the valuation allowance for the quarter ended March 31, 2007.
     The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. There was no increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of the date of adoption, the Company had no unrecognized tax benefits.
     The Company files income tax returns in the United States Federal jurisdiction and in New Jersey state jurisdiction. The Company is no longer subject to US Federal or New Jersey state income tax examinations for years prior to 2003.
Note 7. Earnings (Loss) per Share
     SFAS No. 128, “Earnings Per Share”, requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the Company had a net loss for the three months ended March 31, 2006, including the fully diluted shares in calculating loss per share would be anti-dilutive, so the basic and diluted loss per share are the same. Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.
     The weighted average shares used in the calculation of loss per common share for the periods prior to the Transaction are presented on a pro forma basis, based upon the capital structure that existed immediately following the Transaction.
     The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except share data)
Basic earnings (loss) per share:
Net income (loss)	$7,036	$(131)

Weighted average commmon shares outstanding	9,408,002	6,916,914

Net income (loss) per share	$0.75	$(0.02)

Diluted earnings (loss) per share:
Net income (loss)	$7,036	$(131)

Weighted average commmon shares outstanding	9,408,002	6,916,914
Dilutive shares resluting from exercise of warrants	591,998	—

Weighted average shares and common stock equivalents outstanding	10,000,000	6,916,914

Net income (loss) per share	$0.70	$(0.02)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains Management’s Discussion and Analysis of our Results of Operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, or SEC, on March 19, 2007 (SEC File No. 333-110484). Certain statements in this discussion are forward-looking statements.
Overview
     On September 3, 2006, the Company, ACE Gaming, AREH and certain other entities affiliated with AREH entered into the acquisition agreement, with Pinnacle, to consummate the sale of our equity interest in ACE Gaming and certain real estate parcels, adjacent to The Sands, owned by affiliates of AREH. The transaction closed on November 17, 2006. The terms of the acquisition agreement required us to close The Sands prior to the consummation of the transaction. Accordingly, on November 11, 2006, we closed The Sands and on November 16, 2006, we voluntarily surrendered our gaming license to the New Jersey Casino Control Commission. As a result of this transaction, we no longer have an operating business.
     The total consideration paid pursuant to the Agreement was approximately $275 million (of which approximately $201 million was paid to the Company and the balance to AREH and certain of its affiliates for the adjacent properties). Under the terms of the acquisition agreement and the Pinnacle escrow agreement, the Company and Pinnacle agreed that $50 million of the purchase price would be deposited in escrow pending satisfaction of certain conditions. Pursuant to the indemnification agreement and AREH escrow agreement, the Company deposited the net proceeds from the sale of ACE Gaming into escrow. The Pinnacle escrow agreement amount of $50 million was released on February 28, 2007 and the funds are now subject to the AREH escrow agreement. AREH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. Our primary source of income will be earnings on the proceeds from the sale.
     Under the terms of the indemnification agreement and the AREH escrow agreement, the proceeds of the sale of ACE Gaming were deposited into escrow and portions may be released to the Company upon the earlier of: the Company being obligated to make a payment to Pinnacle under the terms of the acquisition agreement, the Company being obligated to make a payment to AREH as a result of AREH being obligated to indemnify Pinnacle under the terms of the acquisition agreement, or April 17, 2008, provided that any and all outstanding claims under the acquisition agreement for which notice has been given have been fully discharged and certain obligations under the acquisition agreement have expired. As a result of the cash proceeds being held in escrow, we do not have access to such cash proceeds nor do we have the ability to determine the investment strategy or the right to declare a dividend or distribution of such proceeds. Both AREH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. We do not know when or if the cash proceeds will be released from escrow and cannot give any assurances that we will make any distributions of such cash when it is released from escrow.
     Following the consummation of the acquisition, our primary asset is cash and therefore, our sole source of revenue is interest that the cash earns in the escrow account. During the three months ended March 31, 2007, we generated revenues primarily from interest earned on the cash that is held in escrow pursuant to the terms of the AREH escrow agreement. Prior to the closure of The Sands and subsequent sale of ACE Gaming, and during the three months ended March 31, 2006, we generated revenues primarily from gaming operations at The Sands. Our other business activities, including hotel, entertainment, retail store, food and beverage operations, also generated revenues, which were nominal in comparison to revenues generated by the gaming operations. The non-gaming operations primarily supported the gaming operation by providing complimentary goods and services to gaming patrons. We competed in a capital intensive industry that required continual reinvestment in its facilities.

Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended
	March 31,
	2007	2006	% Change
	(In millions)
INCOME STATEMENT DATA:
Gross revenues	$—	$45.2	-100.0%
Income from operations	8.3	0.6	1283.3%
     Due to the sale of ACE Gaming and closure of The Sands, during the first quarter of 2007, we had limited operations including; selling, general and administrative expenses, interest income and provision for income taxes.
     Income from operations increased to $8.3 million for the three months ended March 31, 2007 from $0.6 million for the three months ended March 31, 2006. Selling, general and administrative expenses were $8.3 million in income for the three months ended March 31, 2007 compared to $21.1 million in expense for the three months ended March 31, 2006. The income for the three months ended March 31, 2007 primarily includes a real estate tax refund from Atlantic City. Significant future refunds are not anticipated
     Interest income increased to $2.6 million for the three months ended March 31, 2007 from $0.2 million for the three months ended March 31, 2006. The increase is primarily due to interest earned on cash in escrow.
Financial Condition
Liquidity and Capital Resources
     Our primary source and use of cash through November 17, 2006 was from the operation of The Sands. Our primary source of cash for the quarter ending March 31, 2007 was, and for future periods is expected to be, derived from interest earned on the proceeds from the sale of The Sands and our use of such cash is expected to be for administrative expenses to operate Atlantic Holdings.
     At March 31, 2007, we had cash and cash equivalents of $9.0 million and restricted cash of $203.3 million. For the three months ended March 31, 2007, net cash provided by operating activities totaled approximately $10.5 million compared to approximately $5.4 million for the three months ended March 31, 2006.
     Our capital spending was approximately $0.0 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. We do not expect to make such expenditures in the future due to our closure of The Sands and sale of ACE Gaming.
     Prior to the closure of The Sands and the sale of ACE Gaming, we were required by the Commission to make certain quarterly deposits based on gross revenues with the Casino Reinvestment Development Authority in lieu of a certain investment alternative tax. Deposits for the three months ended March 31, 2007 amounted to $0.0 million compared to $0.5 million for the three months ended March 31, 2006. Due to our closure of The Sands and sale of ACE Gaming, we are no longer required to make such deposits and pursuant to the acquisition agreement, we have transferred the right to use all existing CRDA deposits to Pinnacle. Also, we do not expect to make such expenditures in the future due to our sale of The Sands.
     Pursuant to the terms of a warrant agreement, or the warrant agreement, dated as of July 22, 2004, by and between the Company and American Stock Transfer and Trust Company, as warrant agent, for warrants issued in connection with the 2004 transaction, as a result of the conversion of 3% notes by AREP, since May 17, 2005, holders of our warrants have been able to exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. During the three months ended March 31, 2007, warrants were exercised for an aggregate of 133,764 shares of our common stock. On March 16, 2007, we announced that in accordance with the terms of the warrant agreement, all outstanding warrants to purchase shares of our common stock will no longer be exercisable after June 20, 2007. Prior to 5:00 p.m., New York City time, on June 20, 2007, holders of warrants may exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own at an exercise price of $0.01 per share of our common stock. We also announced that if a warrant holder fails to exercise such warrants prior to 5:00 p.m., New York City time, on June 20, 2007, such holder will lose the right and will no longer have the opportunity to exercise such warrants for shares of our common stock.
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation No. 48, which clarifies Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, Interpretation No. 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.
     Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on January 1, 2007. The adoption of Interpretation No. 48 did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.
Forward-Looking Statements
     With the exception of historical facts, the matters discussed in this report are forward-looking statements. Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition. Please see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission, or SEC, on March 19, 2007 (SEC File No. 333-110484). When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.
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

Item 4. Controls and Procedures
     As of March 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are likely to affect, our internal control over financial reporting.
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

     Part II. Other Information
Item 1. Legal Proceedings
     On October 13, 2006, an Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, Inc., or GB Holdings, was granted standing by the Bankruptcy Court to commence litigation in the name of GB Holdings against us, ACE Gaming, AREP and other entities affiliated with Mr. Icahn as well as the directors of GB Holdings. During the fourth quarter of 2006 certain affiliates of Mr. Icahn, the Committee, GB Holdings and Robino Stortini Holdings LLC, or RSH, executed a term sheet, or the term sheet, to resolve all claims relating to a transaction in 2004, or the 2004 transaction, in which GB Holdings and Greate Bay Hotel & Casino, Inc., or GBHC, transferred substantially all of the assets and certain liabilities of GB Holdings and GBHC to Atlantic Holdings in exchange for 10,000,000 warrants that became exercisable for shares of our common stock, 2,882,938 shares of our common stock and assumption of certain liabilities. The provisions of the term sheet were incorporated in the Committee’s Eighth Modified Chapter 11 Plan of Liquidation of GB Holdings, or the Plan. On January 30, 2007, the Bankruptcy Court approved the Plan. On February 22, 2007, in accordance with the Plan, AREH acquired (1) all of our common stock owned by GB Holdings for a cash payment of approximately $52 million and in satisfaction of all claims arising under the Loan and Security Agreement, dated as of July 25, 2005, between GB Holdings and affiliates of Mr. Icahn and (2) all of the warrants to acquire our common stock and our common stock owned by RSH for a cash payment of $3.7 million. In accordance with the Plan, GB Holdings used the $52 million to pay amounts owed to its creditors, including the holders of GB Holding’s 11% notes due 2006 and holders of administrative claims and to establish an approximately $330,000 fund to be distributed pro rata to holders of equity interests in GB Holdings other than entities affiliated with Mr. Icahn. In addition, we and other entities affiliated with Mr. Icahn received releases of all direct and derivative claims that could be asserted by GB Holdings, its creditors and stockholders, including RSH. As a result of the approval of the plan by the Bankruptcy Court and the subsequent consummation of the transactions set forth in the Plan, management believes that all claims against us in connection with the GB Holdings bankruptcy have been resolved.
     ACE Gaming challenged its property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. Subsequently, ACE Gaming entered into a settlement agreement with the City of Atlantic City for all years, 1996 through 2006. The settlement provides for $21 million to be paid to ACE Gaming, with $5 million of that amount having been received as a lump sum in February 2007 and the remaining $16 million to be received by ACE Gaming in the form of real estate tax credits, or cash payments, with payment in full to be received by the end of the third quarter 2011. Pursuant to the acquisition agreement, after the payment of legal fees and the retention of certain monies by Pinnacle, the Company received approximately $8.3 million in February 2007. This amount is included as a reduction in the selling, general and administrative expenses on the consolidated statements of income, for the three months ended March 31, 2007.
     In connection with the sale of ACE Gaming to Pinnacle, Pinnacle has requested a post-closing adjustment to reduce the purchase price by approximately $965,000. We paid Pinnacle approximately $414,000, on April 12, 2007 in full satisfaction for the post-closing adjustments.
     We are, from time to time, parties to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial conditions, results of operations or liquidity.
Item 1A. Risk Factors
     The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed. The discussion of our business and operations should be read together with such risk factors, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Item 4. Submission of Matters to a Vote of Security Holders
     During the first quarter of 2007, the Company did not submit any matter to a stockholder vote.

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
/s/ Denise Barton
Denise Barton
Chief Financial Officer

Date: May 18, 2007

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