Form 10-Q
period 2007-06-30
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2007-08-17
CIK 1269977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-110484
Atlantic Coast Entertainment Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	54-2131349
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Stratosphere Casino Hotel & Tower
2000 Las Vegas Boulevard South
Las Vegas, NV	89104
(Address of registrant’s principal executive offices)	(Zip Code)
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at August 14, 2007

Atlantic Coast Entertainment	Common stock, $0.01 par value	9,967,087 shares
Holdings, Inc.

PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2007	December 31, 2006
	(Unaudited)
	(in thousands, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$9,050	$1,258
Restricted Cash	205,943	200,515
Deferred tax asset — current	3,641	3,641
Other current assets	31	439

Total current assets	218,665	205,853

Other assets:
Deferred tax asset — non-current	8,153	12,617

Total other assets	8,153	12,617

Total Assets	$226,818	$218,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23	$347
Accounts payable-related party and accrued expenses	271	352

Total current liabilities:	294	699

Total Liabilities	294	699

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,967,087 and 9,389,860 shares outstanding	100	94
Additional paid-in capital	236,861	227,192
Warrants outstanding	—	9,669
Accumulated deficit	(10,437)	(19,184)

Total shareholders’ equity	226,524	217,771

Total Liabilities and Shareholders’ Equity	$226,818	$218,470

See notes to condensed consolidated financial statements

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)
	(In thousands, except share data)
Revenues:
Casino	$—	$37,604
Hotel	—	3,397
Food and beverage	—	4,746
Other income	—	600

Gross Revenues	—	46,347
Less promotional allowances	—	4,691

Net Revenues	—	41,656

Costs and Expenses (Income):
Casino	—	11,736
Hotel	—	1,353
Food and beverage	—	2,379
Other operating expenses	—	170
Selling, general and administrative	285	21,665
Depreciation and amortization	—	3,802
Provision for obligatory investments	—	265
Gain on sale of assets	(345)	(49)

Total Costs and Expenses	(60)	41,321

Income From Operations	60	335

Other Income (Expense):
Interest income	2,625	265
Interest expense	—	(644)

Total other expense, net	2,625	(379)

Income (Loss) Before Income Taxes	2,685	(44)

Provision for income taxes	974	254

Net Income (Loss)	$1,711	$(298)

Income (loss) per common share — basic	$0.18	$(0.04)

Income (loss) per common share — diluted	$0.17	$(0.04)

Weighted average common shares outstanding	9,696,470	6,916,914

Fully diluted shares outstanding	9,967,087	6,916,914

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)
	(In thousands, except share data)
Revenues:
Casino	$—	$74,954
Hotel	—	6,285
Food and beverage	—	9,151
Other income	—	1,138

Gross Revenues	—	91,528
Less promotional allowances	—	9,099

Net Revenues	—	82,429

Costs and Expenses (Income):
Casino	—	23,094
Hotel	—	2,581
Food and beverage	—	4,456
Other operating expenses	—	401
Selling, general and administrative	(7,974)	42,777
Depreciation and amortization	—	7,625
Provision for obligatory investments	—	633
Gain on sale of assets	(345)	(49)

Total Costs and Expenses	(8,319)	81,518

Income From Operations	8,319	911

Other Income (Expense):
Interest income	5,191	468
Interest expense	—	(1,302)

Total other expense, net	5,191	(834)

Income Before Income Taxes	13,510	77

Provision for income taxes	4,763	506

Net Income (Loss)	$8,747	$(429)

Income (loss) per common share — basic	$0.92	$(0.06)

Income (loss) per common share — diluted	$0.88	$(0.06)

Weighted average common shares outstanding	9,553,987	6,916,914

Fully diluted shares outstanding	9,967,087	6,916,914

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$8,747	$(429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	7,625
Gain on sale of assets held for sale	(345)	(49)
Provision for obligatory investments	—	633
Changes in operating assets and liabilities:
Accounts receivable, net	—	(915)
Deferred income taxes	4,464	—
Other assets	237	1,585
Accounts payable and accrued expenses	(325)	1,579
Other liabilities	—	651

Net Cash Provided By Operating Activities	12,778	10,680

Cash Flows From Investing Activities:
Acquisition of property and equipment	—	(3,129)
Purchase of obligatory investments	—	(1,020)
Proceeds from sale of obligatory investments	—	87
Proceeds from sale of property and equipment	—	49
Proceeds from sale of assets held for sale	930	—
Purchase price adjustment on sale of The Sands	(414)	—
Increase in restricted cash	(5,428)	—

Net Cash Used In Investing Activities	(4,912)	(4,013)

Cash Flows From Financing Activities:
Proceeds from borrowing on line of credit	—	1,000
Payments on line of credit	—	(2,500)
Decrease in related party payables	(80)	(436)
Payments on notes payable	—	(1,365)
Proceeds from sale of stock	6	—
Payments on capital lease obligation	—	(167)

Net Cash Used In Financing Activities	(74)	(3,468)

Net increase in cash and cash equivalents	7,792	3,199
Cash and cash equivalents — beginning of period	1,258	13,711

Cash And Cash Equivalents — end of period	$9,050	$16,910

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$—	$61

Cash paid during the period for income taxes	$300	$339

Non-cash Investing and Financing Activities:
Exercise of warrants	$9,147	$—

Cancellation of warrants	$522	$—

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2007
(Unaudited)

			Additional
	Common		Paid-in		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
	(In thousands, except share data)
Balance, December 31, 2006	9,389,860	$94	$227,192	$9,669	$(19,184)	$217,771
Exercise of warrants	577,227	6	9,147	(9,147)	—	6
Cancellation of warrants	—	—	522	(522)	—	—
Net income	—	—	—	—	8,747	8,747

Balance, June 30, 2007	9,967,087	$100	$236,861	$—	$(10,437)	$226,524

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
     Atlantic Holdings is an indirect subsidiary of, and its ultimate parent is, American Real Estate Partners, L.P., or AREP, a Delaware master limited partnership, the units of which are traded on the New York Stock Exchange. As of June 30, 2007, affiliates of Carl C. Icahn owned 10,304,013 preferred units and 55,655,382 depositary units, which represented approximately 86.5% of the outstanding preferred units and approximately 90.0% of the outstanding depositary units of AREP. Mr. Icahn is the Chairman of the Board of Directors of American Property Investors, Inc., or API, AREP’s general partner. AREP is a holding company. Its operations are conducted through its subsidiaries and substantially all of its assets consist of a 99% limited partnership interest in its subsidiary, American Real Estate Holdings Limited Partnership, or AREH. AREH is a holding company for Atlantic Holdings. The general partner of AREH is API.
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
     In connection with the sale of ACE Gaming to Pinnacle, Pinnacle has requested a post-closing adjustment to reduce the purchase price by approximately $965,000. We paid Pinnacle approximately $414,000, on April 12, 2007 in full satisfaction of the post-closing adjustments. This amount is included in the gain on sale of assets on the consolidated statements of income.
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
Recently Issued Accounting Pronouncements
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for periods beginning after December 15, 2006. We present sales tax on a net basis in our consolidated financial statements, and the adoption of EITF 06-3 did not have a material impact on our financial position, results of operations, or cash flows.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which clarifies Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.
     FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.
Note 4. Related Party Transactions
     On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas Sands, Inc., or LV Sands, for the use of the trade name “The Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This license agreement superseded the previous agreement entered into by an affiliate of Mr.

Icahn which was subsequently assigned to GBHC. Payments under the agreement were made directly to LV Sands and no fees were paid to the affiliate of Mr. Icahn. The license agreement was assigned to ACE Gaming as of July 22, 2004. The Sands made payments to the licensor in connection with the trade name in amounts of $0 and $79,000, respectively, for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006 we made payments of $0 and $146,000.
     The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC, or ACEP, which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During the three months ended June 30, 2007 and 2006 we were billed approximately $31,000 and $121,000, respectively. For the six months ended June 30, 2007 and 2006 we were billed approximately $62,000 and $202,000.
     The Company has entered into an agreement with XO Holdings, Inc., a long-distance phone carrier affiliated with Mr. Icahn. The payments for such charges totaled approximately $0 and $55,000 for the three months ended June 30, 2007 and 2006, respectively, and $0 and $104,000 for the six months ended June 30, 2007 and 2006, respectively.
     The Company paid WestPoint Home, Inc., a home fashion products company affiliated with Mr. Icahn, $0 and $19,000 for hotel supplies, for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, $0 and $32,000 were paid, respectively.
     As of June 30, 2007 and December 31, 2006, the Company owed approximately $33,000 and $113,000, respectively, for expenses to related parties. This relates to the intercompany services arrangement with affiliates of Mr. Icahn.
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
Note 5. Commitments and Contingencies
Legal Proceedings
     ACE Gaming challenged its property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. Subsequently, ACE Gaming entered into a settlement agreement with the city of Atlantic City for all years, 1996 through 2006. The settlement provides for $21 million to be paid to ACE Gaming, with $5 million of that amount having been received as a lump sum in February 2007 and the remaining $16 million to be received by ACE Gaming in the form of real estate tax credits, or cash payments, with payment in full to be received by the end of the third quarter 2011. Pursuant to the acquisition agreement, after the payment of legal fees and the retention of certain monies by Pinnacle, the Company received approximately $8.3 million in February 2007. This amount is included as a reduction in the selling, general and administrative expenses on the consolidated statements of income. No future refunds are anticipated.
     We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial condition, results of operations or liquidity.
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
     The Company files income tax returns in the United States Federal jurisdiction and in the New Jersey state jurisdiction. The Company is no longer subject to US Federal or New Jersey state income tax examinations for years prior to 2003.
Note 7. Earnings (Loss) per Share
     SFAS No. 128, “Earnings Per Share”, requires, among other things, the disclosure of basic and diluted earnings per share for public companies. Since the Company had a net loss for the three and six months ended June 30, 2006, including the fully diluted shares in calculating loss per share would be anti-dilutive, so the basic and diluted loss per share are the same. Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.
     Pursuant to the terms of a warrant agreement, or the warrant agreement, dated as of July 22, 2004, by and between the Company and American Stock Transfer and Trust Company, as warrant agent, for warrants issued in connection with the 2004 transaction, as a result of the conversion of 3% notes by AREP, from May 17, 2005 until June 20, 2007, holders of our warrants were able to exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. During the six months ended June 30, 2007, warrants were exercised for an aggregate of 577,227 shares of our common stock. On March 16, 2007, we announced that in accordance with the terms of the warrant agreement, all outstanding warrants to purchase shares of our common stock were no longer exercisable after June 20, 2007. Prior to 5:00 p.m., New York City time, on June 20, 2007, holders of warrants could exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own at an exercise price of $0.01 per share of our common stock. We also announced that if a warrant holder failed to exercise such warrants prior to 5:00 p.m., New York City time, on June 20, 2007, such holder would lose the right and would no longer have the opportunity to exercise such warrants for shares of our common stock.
     In accordance with the terms of the warrant agreement, any and all warrants which were not exercised prior to 5:00 p.m., New York City time, on June 20, 2007 were cancelled and are no longer exercisable. Effective as of 5:00 p.m., New York City time, on June 20, 2007, 119,684 warrants, or the equivalent of 32,913 shares, were not exercised and expired.
     The weighted average shares used in the calculation of loss per common share for the periods prior to the Transaction are presented on a pro forma basis, based upon the capital structure that existed immediately following the Transaction.

     The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Basic earnings (loss) per share:
Net income (loss)	$1,711	$(298)	$8,747	$(429)

Weighted average commmon shares outstanding	9,696,470	6,916,914	9,553,987	6,916,914

Net income (loss) per share	$0.18	$(0.04)	$0.92	$(0.06)

Diluted earnings (loss) per share:
Net income (loss)	$1,711	$(298)	$8,747	$(429)

Weighted average commmon shares outstanding	9,696,470	6,916,914	9,553,987	6,916,914
Dilutive shares resulting from exercise of warrants	270,617	—	413,100	—

Weighted average shares and common stock equivalents outstanding	9,967,087	6,916,914	9,967,087	6,916,914

Net income (loss) per share	$0.17	$(0.04)	$0.88	$(0.06)

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
     Following the consummation of the acquisition, our primary asset is cash and therefore, our sole source of revenue is interest that the cash earns in the escrow account. During the three and six months ended June 30, 2007, we generated revenues primarily from interest earned on the cash that is held in escrow pursuant to the terms of the AREH escrow agreement. Prior to the closure of The Sands and subsequent sale of ACE Gaming, and during the three and six months ended June 30, 2006, we generated revenues primarily from gaming operations at The Sands. Our other business activities, including hotel, entertainment, retail store, food and beverage operations, also generated revenues, which were nominal in comparison to revenues generated by the gaming operations. The non-gaming operations primarily supported the gaming operation by providing complimentary goods and services to gaming patrons. We competed in a capital intensive industry that required continual reinvestment in its facilities.

Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended
	June 30,
	2007	2006	% Change
	(In millions)
INCOME STATEMENT DATA:
Net revenues	$—	$41.7	-100.0%
Income from operations	0.1	0.3	-66.7%
     Due to the sale of ACE Gaming and closure of The Sands, we had limited operations including; selling, general and administrative expenses, interest income and provision for income taxes.
     Income from operations decreased to $0.1 million for the three months ended June 30, 2007 from $0.3 million for the three months ended June 30, 2006. Selling, general and administrative expenses were $0.3 million for the three months ended June 30, 2007 compared to $21.7 million in expense for the three months ended June 30, 2006. These expenses are primarily from legal fees of approximately $0.2 million and regulatory expenses of approximately $0.1 million. This decrease is due to the sale of The Sands, and prior year selling, general and administrative legal fees and regulatory expenses were included with ACE Gaming.
     Interest income increased to $2.6 million for the three months ended June 30, 2007 from $0.3 million for the three months ended June 30, 2006. The increase is primarily due to interest earned on cash in escrow.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended
	June 30,
	2007	2006	% Change
	(In millions)
INCOME STATEMENT DATA:
Net revenues	$—	$82.4	-100.0%
Income from operations	8.3	0.9	822.2%
     Due to the sale of ACE Gaming and closure of The Sands, we had limited operations including; selling, general and administrative expenses, interest income and provision for income taxes.
     Income from operations increased to $8.3 million for the six months ended June 30, 2007 from $0.9 million for the six months ended June 30, 2006. Selling, general and administrative expenses were $7.9 million in income for the six months ended June 30, 2007 compared to $42.8 million in expense for the six months ended June 30, 2006. The income for the six months ended June 30, 2007 primarily includes a real estate tax refund from Atlantic City of approximately $8.3 million. No future refunds are anticipated. The expense portion of the selling, general and administrative income decreased due to the sale of The Sands, and prior year selling, general and administrative expenses were included with ACE Gaming.
     Interest income increased to $5.2 million for the six months ended June 30, 2007 from $0.5 million for the six months ended June 30, 2006. The increase is primarily due to interest earned on cash in escrow.
Financial Condition
Liquidity and Capital Resources
     Our primary source and use of cash through November 17, 2006 was from the operation of The Sands. Our primary source of cash for the quarter ending June 30, 2007 was, and for future periods is expected to be, derived from interest earned on the proceeds from the sale of The Sands and our use of such cash is expected to be for administrative expenses to operate Atlantic Holdings.
     At June 30, 2007, we had cash and cash equivalents of $9.0 million and restricted cash of $205.9 million. For the six months ended June 30, 2007, net cash provided by operating activities (interest on investment of cash) totaled approximately $12.8 million compared to approximately $10.7 million for the six months ended June 30, 2006 from the operation of The Sands.
     Our capital spending was approximately $0.0 million and $3.1 million for the six months ended June 30, 2007 and 2006, respectively. This decrease is due to the closure of The Sands and the sale of ACE Gaming. We do not expect to make capital expenditures in the future due to our closure of The Sands and sale of ACE Gaming.
     Prior to the closure of The Sands and the sale of ACE Gaming, we were required by the Commission to make certain quarterly deposits based on gross revenues with the Casino Reinvestment Development Authority, or CRDA, in lieu of a certain investment alternative tax. Deposits for the six months ended June 30, 2007 amounted to $0.0 million compared to $1.0 million for the six months ended June 30, 2006. Due to our closure of The Sands and sale of ACE Gaming, we are no longer required to make such deposits and pursuant to the acquisition agreement, we have transferred the right to use all existing CRDA deposits to Pinnacle. Also, we do not expect to make such expenditures in the future due to our sale of The Sands.
     Pursuant to the terms of a warrant agreement, or the warrant agreement, dated as of July 22, 2004, by and between the Company and American Stock Transfer and Trust Company, as warrant agent, for warrants issued in connection with the 2004 transaction, as a result of the conversion of 3% notes by AREP, from May 17, 2005 until June 20, 2007, holders of our warrants were able to exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. During the six months ended June 30, 2007, warrants were exercised for an aggregate of 577,227 shares of our common stock. On March 16, 2007, we announced that in accordance with the terms of the warrant agreement, all outstanding warrants to purchase shares of our common stock were no longer exercisable after June 20, 2007. Prior to 5:00 p.m., New York City time, on June 20, 2007, holders of warrants could exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own at an exercise price of $0.01 per share of our common stock. We also announced that if a warrant holder failed to exercise such warrants prior to 5:00 p.m., New York City time, on June 20, 2007, such holder would lose the right and would no longer have the opportunity to exercise such warrants for shares of our common stock.
     In accordance with the terms of the warrant agreement, any and all warrants which were not exercised prior to 5:00 p.m., New York City time, on June 20, 2007 were cancelled and are no longer exercisable. Effective as of 5:00 p.m., New York City time, on June 20, 2007, 119,684 warrants, or the equivalent of 32,913 shares, were not exercised and expired.
Recently Issued Accounting Pronouncements
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for periods beginning after December 15, 2006. We present sales tax on a net basis in our consolidated financial statements, and the adoption of EITF 06-3 did not have a material impact on our financial position, results of operations, or cash flows.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48, which clarifies Statement No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.

     FIN 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, we record the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.
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
Item 4. Controls and Procedures
     As of June 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

     Part II. Other Information
Item 1. Legal Proceedings
     ACE Gaming challenged its property tax assessment in the Tax Court of New Jersey beginning with the tax year 1996 and including each year thereafter through 2006. A trial was held with respect to tax years 1996 through 1999. On May 12, 2006 an opinion was issued by the tax court upholding the original assessment for 1996 and reducing the tax assessment for the remaining three years. Subsequently, ACE Gaming entered into a settlement agreement with the city of Atlantic City for all years, 1996 through 2006. The settlement provides for $21 million to be paid to ACE Gaming, with $5 million of that amount having been received as a lump sum in February 2007 and the remaining $16 million to be received by ACE Gaming in the form of real estate tax credits, or cash payments, with payment in full to be received by the end of the third quarter 2011. Pursuant to the acquisition agreement, after the payment of legal fees and the retention of certain monies by Pinnacle, the Company received approximately $8.3 million in February 2007. This amount is included as a reduction in the selling, general and administrative expenses on the consolidated statements of income. No future refunds are anticipated.
     We are, from time to time, a party to various legal proceedings arising out of our businesses. We believe, however, there are no proceedings pending or threatened against us, which, if determined adversely, would have a material adverse effect upon our business financial condition, results of operations or liquidity.
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
Item 1B. Unresolved Staff Comments
     On June 28, 2007, we received a comment letter from the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The comments from the Staff were issued with respect to its review of our Form 10-K for the year ended December 31, 2006 and our Form 10-Q for the quarterly period ended March 31, 2007. The Staff’s letter included comments regarding the presentation of the results of ACE Gaming as discontinued operations with respect to SFAS 144, classification of (gain) loss on disposal of assets with regards to Rule 5-03 of Regulation S-X, diluted earnings per share and removal of the officer’s title in Exhibit 31.1.
     On August 3, 2007, we responded to the Staff’s comments and included supplemental analyses and information requested by the Staff. As of the date of the filing of this Form 10-Q, we are awaiting a response from the Division of Corporation Finance of the SEC.
Item 4. Submission of Matters to a Vote of Security Holders
     During the second quarter of 2007, the Company did not submit any matter to a stockholder vote.
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
/s/ Denise Barton
Denise Barton
Chief Financial Officer

Date: August 17, 2007

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