Form 10-Q
period 2007-09-30
ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2007-11-09
CIK 1269977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant	Class	Outstanding at November 7, 2007

Atlantic Coast Entertainment Holdings, Inc.	Common stock, $0.01 par value	9,967,087 shares

PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2007	December 31, 2006
	(Unaudited)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$8,618	$1,258
Restricted Cash	208,653	200,515
Deferred tax asset — current	3,641	3,641
Other current assets	64	439

Total current assets	220,976	205,853

Other assets:
Deferred tax asset — non-current	7,847	12,617

Total other assets	7,847	12,617

Total Assets	$228,823	$218,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289	$347
Accounts payable-related party and accrued expenses	355	352

Total current liabilities:	644	699

Total Liabilities	644	699

Commitments and Contingencies

Shareholders’ Equity:
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,967,087 and 9,389,860 shares outstanding	100	94
Additional paid-in capital	236,861	227,192
Warrants outstanding	—	9,669
Accumulated deficit	(8,782)	(19,184)

Total shareholders’ equity	228,179	217,771

Total Liabilities and Shareholders’ Equity	$228,823	$218,470

See notes to condensed consolidated financial statements

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
	(In thousands, except share data)
Revenues:
Casino	$—	$37,345
Hotel	—	3,836
Food and beverage	—	5,500
Other income	—	547

Gross Revenues	—	47,228
Less promotional allowances	—	5,663

Net Revenues	—	41,565

Costs and Expenses (Income):
Casino	—	11,325
Hotel	—	1,189
Food and beverage	—	2,066
Other operating expenses	—	185
Selling, general and administrative	511	34,669
Depreciation and amortization	—	2,534
Provision for obligatory investments	—	237
Gain on sale of assets	—	(2)

Total Costs and Expenses	511	52,203

Loss From Operations	(511)	(10,638)

Other Income (Expense):
Interest income	2,743	308
Interest expense	—	(471)

Total other income (expense), net	2,743	(163)

Income (Loss) Before Income Taxes	2,232	(10,801)

Provision (benefit) for income taxes	577	(27,900)

Net Income	$1,655	$17,099

Income per common share — basic	$0.17	$2.24

Income per common share — diluted	$0.17	$1.74

Weighted average common shares outstanding	9,967,087	7,617,676

Fully diluted shares outstanding	9,967,087	9,967,087

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
	(In thousands, except share data)
Revenues:
Casino	$—	$112,299
Hotel	—	10,121
Food and beverage	—	14,651
Other income	—	1,685

Gross Revenues	—	138,756
Less promotional allowances	—	14,762

Net Revenues	—	123,994

Costs and Expenses (Income):
Casino	—	34,419
Hotel	—	3,770
Food and beverage	—	6,522
Other operating expenses	—	586
Selling, general and administrative	(7,463)	77,446
Depreciation and amortization	—	10,159
Provision for obligatory investments	—	870
Gain on sale of assets	(345)	(51)

Total Costs and Expenses	(7,808)	133,721

Income (Loss) From Operations	7,808	(9,727)

Other Income (Expense):
Interest income	7,934	776
Interest expense	—	(1,773)

Total other income (expense), net	7,934	(997)

Income (Loss) Before Income Taxes	15,742	(10,724)

Provision (benefit) for income taxes	5,340	(27,394)

Net Income	$10,402	$16,670

Income per common share — basic	$1.07	$2.33

Income per common share — diluted	$1.04	$1.77

Weighted average common shares outstanding	9,693,201	7,154,128

Fully diluted shares outstanding	9,967,087	9,967,087

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
	(In thousands)
Cash Flows From Operating Activities:
Net income	$10,402	$16,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	10,159
Gain on sale of assets held for sale	(345)	(51)
Provision for obligatory investments	—	870
Changes in operating assets and liabilities:
Accounts receivable, net	—	150
Deferred income taxes	4,770	(28,077)
Other assets	204	3,473
Accounts payable and accrued expenses	58	10,051
Other liabilities	—	896

Net Cash Provided By Operating Activities	15,089	14,141

Cash Flows From Investing Activities:
Acquisition of property and equipment	—	(3,938)
Purchase of obligatory investments	—	(39)
Proceeds from sale of obligatory investments	—	168
Proceeds from sale of property and equipment	—	51
Proceeds from sale of assets held for sale	930	—
Purchase price adjustment on sale of The Sands	(414)	—
Increase in restricted cash	(8,138)	—

Net Cash Used In Investing Activities	(7,622)	(3,758)

Cash Flows From Financing Activities:
Payments on line of credit	—	(1,500)
Decrease in related party payables	(113)	(371)
Payments on notes payable	—	(2,048)
Proceeds from sale of stock	6	—
Payments on capital lease obligation	—	(244)

Net Cash Used In Financing Activities	(107)	(4,163)

Net increase in cash and cash equivalents	7,360	6,220
Cash and cash equivalents — beginning of period	1,258	13,711

Cash And Cash Equivalents — end of period	$8,618	$19,931

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$—	$75

Cash paid during the period for income taxes	$453	$867

Non-cash Investing and Financing Activities:
Exercise of warrants	$9,147	$62

Cancellation of warrants	$522	$—

Conversion of notes payable and accrued interest to common stock	$—	$39,847

See notes to condensed consolidated financial statements.

ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30, 2007
	(Unaudited)
			Additional
	Common		Paid-in		Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total
		(In thousands, except share data)
Balance, December 31, 2006	9,389,860	$94	$227,192	$9,669	$(19,184)	$217,771
Exercise of warrants	577,227	6	9,147	(9,147)	—	6
Cancellation of warrants	—	—	522	(522)	—	—
Net income	—	—	—	—	10,402	10,402

Balance, September 30, 2007	9,967,087	$100	$236,861	$—	$(8,782)	$228,179

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
     Atlantic Holdings is an indirect subsidiary of, and its ultimate parent is, Icahn Enterprises L.P., or IE, which was formerly known as American Real Estate Partners, L.P., a Delaware master limited partnership, the units of which are traded on the New York Stock Exchange. As of September 30, 2007, affiliates of Carl C. Icahn owned 10,304,013 preferred units and 64,288,061 depositary units, which represented approximately 86.5% of the outstanding preferred units and approximately 91.0% of the outstanding depositary units of IE. Mr. Icahn is the Chairman of the Board of Directors of Icahn Enterprises GP Inc., or IEGP, which was formerly known as American Property Investors, Inc., IE’s general partner. IE is a holding company. Its operations are conducted through its subsidiaries and substantially all of its assets consist of a 99% limited partnership interest in its subsidiary, Icahn Enterprises Holdings L.P., or IEH, which was formerly known as American Real Estate Holdings Limited Partnership. IEH is a holding company for Atlantic Holdings. The general partner of IEH is IEGP.
Note 2. Sale of ACE Gaming
     On September 3, 2006, the Company, ACE Gaming, IEH and certain other entities affiliated with IEH entered into an acquisition agreement, or the acquisition agreement, with Pinnacle Entertainment, Inc., or Pinnacle, to consummate the sale of our equity interest in ACE Gaming and certain real estate parcels, adjacent to The Sands, owned by affiliates of IEH. The transaction closed on November 17, 2006. The terms of the acquisition agreement required us to close The Sands prior to the consummation of the transaction. Accordingly, on November 11, 2006, we closed The Sands and on November 16, 2006, we voluntarily surrendered our gaming license to the New Jersey Casino Control Commission, or the Commission. As a result of this transaction, we no longer have an operating business.
     The total consideration paid pursuant to the Agreement was approximately $275 million (of which approximately $201 million was paid to the Company and the balance to IEH and certain of its affiliates for the adjacent properties). Under the terms of the acquisition agreement and an escrow agreement, or the Pinnacle escrow agreement, dated as of November 17, 2006, by and between the Company and Pinnacle, the Company and Pinnacle agreed that $50 million of the purchase price would be deposited in escrow pending satisfaction of certain conditions. Pursuant to an indemnification agreement, or the indemnification agreement, dated as of September 3, 2006, and an escrow agreement, or the IEH escrow agreement, dated as of November 17, 2006, each with IEH, the Company deposited the net proceeds from the sale of ACE Gaming into escrow. The Pinnacle escrow agreement amount of $50 million was released on February 28, 2007 and the funds are now subject to the IEH escrow agreement. IEH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. Our primary source of income will be earnings on the proceeds from the sale.
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
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.
Note 4. Related Party Transactions
     On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas Sands, Inc., or LV Sands, for the use of the trade name “The Sands” through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This license agreement superseded the previous agreement entered into by an affiliate of Mr. Icahn which was subsequently assigned to GBHC. Payments under the agreement were made directly to LV Sands and no fees were paid to the affiliate of Mr. Icahn. The license agreement was assigned to ACE Gaming as of July 22, 2004. The Sands made payments to the licensor in connection with the trade name in amounts of $0 and $92,000, respectively, for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006 we made payments of $0 and $238,000.
     The Company has entered into an intercompany services arrangement with American Casino & Entertainment Properties LLC, or ACEP, which is controlled by affiliates of Mr. Icahn, whereby ACEP provides management and consulting services. The Company is billed based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation plus reimbursement of reasonable out-of-pocket expenses. During the three months ended September 30, 2007 and 2006 we were billed approximately $30,000 and $107,000, respectively. For the nine months ended September 30, 2007 and 2006 we were billed approximately $93,000 and $310,000.
     The Company has entered into an agreement with XO Holdings, Inc., a long-distance phone carrier affiliated with Mr. Icahn. The payments for such charges totaled approximately $0 and $31,000 for the three months ended September 30, 2007 and 2006, respectively, and $0 and $138,000 for the nine months ended September 30, 2007 and 2006, respectively.
     The Company paid WestPoint Home, Inc., a home fashion products company affiliated with Mr. Icahn, $0 and $41,000 for hotel supplies, for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, $0 and $73,000 were paid, respectively.
     As of September 30, 2007 and December 31, 2006, the Company owed approximately $0 and $113,000, respectively, for expenses to related parties. This relates to the intercompany services arrangement with affiliates of Mr. Icahn.
     In connection with the execution and consummation of the acquisition agreement, the Company entered into the indemnification agreement and the IEH escrow agreement. Pursuant to the indemnification agreement, the Company agreed to indemnify IEH for certain payments it was obligated to make to Pinnacle under the terms of the acquisition agreement. Pursuant to the IEH escrow agreement, the Company deposited its proceeds from the sale of ACE Gaming into escrow to secure the Company’s obligations under the IEH escrow agreement.
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
     Pursuant to the terms of a warrant agreement, or the warrant agreement, dated as of July 22, 2004, by and between the Company and American Stock Transfer and Trust Company, as warrant agent, for warrants issued in connection with the 2004 transaction, as a result of the conversion of 3% notes by IE, from May 17, 2005 until June 20, 2007, holders of our warrants were able to exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. During the nine months ended September 30, 2007, warrants were exercised for an aggregate of 577,227 shares of our common stock. On March 16, 2007, we announced that in accordance with the terms of the warrant agreement, all outstanding warrants to purchase shares of our common stock were no longer exercisable after June 20, 2007. Prior to 5:00 p.m., New York City time, on June 20, 2007, holders of warrants could exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own at an exercise price of $0.01 per share of our common stock. We also announced that if a warrant holder failed to exercise such warrants prior to 5:00 p.m., New York City time, on June 20, 2007, such holder would lose the right and would no longer have the opportunity to exercise such warrants for shares of our common stock.
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

     The following table is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands, except share data)
Basic earnings per share:
Net income	$1,655	$17,099	$10,402	$16,670

Weighted average commmon shares outstanding	9,967,087	7,617,676	9,693,201	7,154,128

Net income per share	$0.17	$2.24	$1.07	$2.33

Diluted earnings per share:
Net income	$1,655	$17,099	$10,402	$16,670
Net income adjustment for interest on convertible debt, net of tax	—	242	—	959

Net income adjusted	$1,655	$17,341	$10,402	$17,629

Weighted average commmon shares outstanding	9,967,087	7,617,676	9,693,201	7,154,128
Dilutive shares resulting from exercise of warrants	—	2,349,411	273,886	2,812,959

Weighted average shares and common stock equivalents outstanding	9,967,087	9,967,087	9,967,087	9,967,087

Net income per share	$0.17	$1.74	$1.04	$1.77

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
Overview
     On September 3, 2006, the Company, ACE Gaming, IEH and certain other entities affiliated with IEH entered into the acquisition agreement, with Pinnacle, to consummate the sale of our equity interest in ACE Gaming and certain real estate parcels, adjacent to The Sands, owned by affiliates of IEH. The transaction closed on November 17, 2006. The terms of the acquisition agreement required us to close The Sands prior to the consummation of the transaction. Accordingly, on November 11, 2006, we closed The Sands and on November 16, 2006, we voluntarily surrendered our gaming license to the New Jersey Casino Control Commission, or the Commission. As a result of this transaction, we no longer have an operating business.
     The total consideration paid pursuant to the Agreement was approximately $275 million (of which approximately $201 million was paid to the Company and the balance to IEH and certain of its affiliates for the adjacent properties). Under the terms of the acquisition agreement and the Pinnacle escrow agreement, the Company and Pinnacle agreed that $50 million of the purchase price would be deposited in escrow pending satisfaction of certain conditions. Pursuant to the indemnification agreement and IEH escrow agreement, the Company deposited the net proceeds from the sale of ACE Gaming into escrow. The Pinnacle escrow agreement amount of $50 million was released on February 28, 2007 and the funds are now subject to the IEH escrow agreement. IEH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. Our primary source of income will be earnings on the proceeds from the sale.
     Under the terms of the indemnification agreement and the IEH escrow agreement, the proceeds of the sale of ACE Gaming were deposited into escrow and portions may be released to the Company upon the earlier of: the Company being obligated to make a payment to Pinnacle under the terms of the acquisition agreement, the Company being obligated to make a payment to IEH as a result of IEH being obligated to indemnify Pinnacle under the terms of the acquisition agreement, or April 17, 2008, provided that any and all outstanding claims under the acquisition agreement for which notice has been given have been fully discharged and certain obligations under the acquisition agreement have expired. As a result of the cash proceeds being held in escrow, we do not have access to such cash proceeds nor do we have the ability to determine the investment strategy or the right to declare a dividend or distribution of such proceeds. Both IEH and us are entitled to submit joint written instructions to the escrow agent to direct it to invest the cash proceeds. We do not know when or if the cash proceeds will be released from escrow and cannot give any assurances that we will make any distributions of such cash when it is released from escrow.
     Following the consummation of the acquisition, our primary asset is cash and therefore, our sole source of revenue is interest that the cash earns in the escrow account. During the three and nine months ended September 30, 2007, we generated revenues primarily from interest earned on the cash that is held in escrow pursuant to the terms of the IEH escrow agreement. Prior to the closure of The Sands and subsequent sale of ACE Gaming, and during the three and nine months ended September 30, 2006, we generated revenues primarily from gaming operations at The Sands. Our other business activities, including hotel, entertainment, retail store, food and beverage operations, also generated revenues, which were nominal in comparison to revenues generated by the gaming operations. The non-gaming operations primarily supported the gaming operation by providing complimentary goods and services to gaming patrons.

Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended
	September 30,
	2007	2006	% Change
	(In millions)
INCOME STATEMENT DATA:
Net revenues	$—	$41.6	-100.0%
Loss from operations	(0.1)	(10.6)	-99.1%
     Due to the sale of ACE Gaming and closure of The Sands, we had limited operations including; selling, general and administrative expenses, interest income and provision for income taxes.
     Loss from operations decreased to $0.1 million for the three months ended September 30, 2007 from $10.6 million for the three months ended September 30, 2006. Selling, general and administrative expenses were $0.5 million for the three months ended September 30, 2007 compared to $34.7 million for the three months ended September 30, 2006. The selling, general and administrative expenses for the three months ended September 30, 2007 are primarily from legal and accounting fees of approximately $0.2 million and a pension payment of approximately $0.2 million for the unfunded vested benefits in connection with the closing of The Sands. The selling, general and administrative expenses decreased due to the sale of The Sands, and prior year selling, general and administrative loss on extinguishment of debt, property taxes and utilities included with ACE Gaming.
     Interest income increased to $2.7 million for the three months ended September 30, 2007 from $0.3 million for the three months ended September 30, 2006. The increase is primarily due to interest earned on cash in escrow.
Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

	Nine Months Ended
	September 30,
	2007	2006	% Change
	(In millions)
INCOME STATEMENT DATA:
Net revenues	$—	$124.0	-100.0%
Income (loss) from operations	7.8	(9.7)	-180.4%
     Due to the sale of ACE Gaming and closure of The Sands, we had limited operations including; selling, general and administrative expenses, interest income and provision for income taxes.
     Income from operations increased to $7.8 million for the nine months ended September 30, 2007 from a $9.7 million loss for the nine months ended September 30, 2006. Selling, general and administrative expenses were $7.5 million in income for the nine months ended September 30, 2007 compared to $77.4 million in expense for the nine months ended September 30, 2006. The income for the nine months ended September 30, 2007 primarily includes a real estate tax refund from Atlantic City of approximately $8.3 million. No future refunds are anticipated. The expense portion of the selling, general and administrative income decreased due to the sale of The Sands, and prior year selling, general and administrative utilities and repair and maintenance expenses included with ACE Gaming.
Interest income increased to $7.9 million for the nine months ended September 30, 2007 from $0.8 million for the nine months ended September 30, 2006. The increase is primarily due to interest earned on cash in escrow.

Financial Condition
Liquidity and Capital Resources
     Our primary source and use of cash through November 17, 2006 was from the operation of The Sands. Our primary source of cash for the quarter ending September 30, 2007 was, and for future periods is expected to be, derived from interest earned on the proceeds from the sale of The Sands and our use of such cash is expected to be for administrative expenses to operate Atlantic Holdings.
     At September 30, 2007, we had cash and cash equivalents of $8.6 million and restricted cash of $208.7 million. For the nine months ended September 30, 2007, net cash provided by operating activities (interest on investment of cash) totaled approximately $15.1 million compared to approximately $14.1 million for the nine months ended September 30, 2006 from the operation of The Sands.
     Our capital spending was approximately $0.0 million and $3.9 million for the nine months ended September 30, 2007 and 2006, respectively. This decrease is due to the closure of The Sands and the sale of ACE Gaming. We do not expect to make capital expenditures in the future due to our closure of The Sands and sale of ACE Gaming.
     Prior to the closure of The Sands and the sale of ACE Gaming, we were required by the Commission to make certain quarterly deposits based on gross revenues with the Casino Reinvestment Development Authority, or CRDA, in lieu of a certain investment alternative tax. Deposits for the nine months ended September 30, 2007 amounted to $0.0 million compared to $1.6 million for the nine months ended September 30, 2006. Due to our closure of The Sands and sale of ACE Gaming, we are no longer required to make such deposits and pursuant to the acquisition agreement, we have transferred the right to use all existing CRDA deposits to Pinnacle. Also, we do not expect to make such expenditures in the future due to our sale of The Sands.
     Pursuant to the terms of a warrant agreement, or the warrant agreement, dated as of July 22, 2004, by and between the Company and American Stock Transfer and Trust Company, as warrant agent, for warrants issued in connection with the 2004 transaction, as a result of the conversion of 3% notes by IE, from May 17, 2005 until June 20, 2007, holders of our warrants were able to exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own, at an exercise price of $0.01 per share of our common stock. During the nine months ended September 30, 2007, warrants were exercised for an aggregate of 577,227 shares of our common stock. On March 16, 2007, we announced that in accordance with the terms of the warrant agreement, all outstanding warrants to purchase shares of our common stock were no longer exercisable after June 20, 2007. Prior to 5:00 p.m., New York City time, on June 20, 2007, holders of warrants could exercise their warrants to purchase 0.275 shares of our common stock for each warrant that they own at an exercise price of $0.01 per share of our common stock. We also announced that if a warrant holder failed to exercise such warrants prior to 5:00 p.m., New York City time, on June 20, 2007; such holder would lose the right and would no longer have the opportunity to exercise such warrants for shares of our common stock.
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
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.
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
Item 4. Controls and Procedures
     As of September 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Except as described below, there have been no material changes from the Risk Factors described in our Form 10-K for the fiscal year ended December 31, 2006. The information below updates, and should be read in conjunction with, the Risk Factors and information disclosed in the Form 10-K.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted.
     In connection with our sale of The Sands, our board of directors determined to consider and decide on the feasibility, costs, risks, profit potential and such other matters prudent and appropriate to allow us to become engaged in a business or businesses other than investing, reinvesting, owning, holding or trading in securities, directly or through majority owned subsidiaries, by no later than one year from November 17, 2006. In the event that we do not engage in such a business on or before November 17, 2007, we will be obligated to register under the Investment Company Act of 1940, or the 1940 Act. If we are obligated to register under the 1940 Act and we fail to so register, among other things, any contract we enter into while unregistered would be rendered unenforceable and we may be subject to monetary penalties or injunctive relief, or both, in an action brought against us by the SEC.
     If we register under the 1940 Act, we would be subject to certain restrictions on our activities, including:
•	Restrictions on the nature of our investments;

•	Restrictions on the issuance of securities; and

•	Restrictions on the amount of debt that we may incur.
     We would also become subject to burdensome regulatory requirements, including reporting, record keeping, voting, proxy and disclosure requirements and we do not have the funds necessary to pay the costs of meeting these requirements.
     We can give no assurances as to when, or whether, we will register under the 1940 Act or comply with the obligations and requirements of the 1940 Act.
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

/s/ Denise Barton Denise Barton
Chief Financial Officer
Date: November 9, 2007

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